Form 10-Q
period 2012-08-31
METHES ENERGIES INTERNATIONAL LTD
filed 2012-11-26
CIK 1436549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35652

METHES ENERGIES INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

NEVADA	71-1035154
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D-272, Las Vegas, Nevada, 89103
(Address of principal executive offices)

(702) 932-9964
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☐     NO   ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☑     NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐     NO   ☑

As of November 24, 2012, the registrant has 6,553,169 shares of Common Stock issued and outstanding.

METHES ENERGIES INTERNATIONAL LTD.

FORM 10-Q

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q contains “forward looking information” within the meaning of applicable securities laws. Such statements include, but are not limited to, statements with respect to the Company’s beliefs, plans, strategies, objectives, goals and expectations, including expectations about the future financial or operating performance of the Company and its projects, capital expenditures, capital needs, government regulation of the industry, environmental risks, limitations of insurance coverage, and the timing and possible outcome of regulatory matters, including the granting of patents and permits. Words such as “expect,” “anticipate,” “intend,” “attempt,” “may,” “will,” “plan,” “believe,” “seek,” “estimate” and variations of such words and similar expressions are intended to identify such forward looking information. These statements are not guarantees of future performance and involve assumptions, risks and uncertainties that are difficult to predict.

These statements are based on and were developed using a number of factors and assumptions including, but not limited to: stability in the U.S. and other foreign economies; stability in the availability and pricing of raw materials, energy and supplies; stability in the competitive environment; the continued ability of the Company to access cost effective capital when needed; and no unexpected or unforeseen events occurring that would materially alter the Company’s current plans. All of these assumptions have been derived from information currently available to the Company including information obtained by the Company from third party sources. Although management believes that these assumptions are reasonable, these assumptions may prove to be incorrect in whole or in part. As a result of these and other factors, actual results may differ materially from those expressed, implied or forecasted in such forward looking information, which reflect the Company’s expectations only as of the date hereof.

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward-looking information include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labour disputes; risks associated in delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and the inability of the Company to control commodity prices; risks associated with the regulatory environment within which the Company operates; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking information are discussed in more detail in the section entitled “Risk Factors” in the Company’s Prospectus dated October 12, 2012, as may be supplemented or amended from time to time and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this document.

The Company does not intend to, and the Company disclaims any obligation to, update any forward-looking information (including any financial outlooks), whether written or oral, or whether as a result of new information, future events or otherwise, except as required by law.

All references in this Form 10-Q to “Company,” “Methes,” “we,” “us,” or “our” refer to Methes Energies International Ltd. and its wholly owned subsidiaries Methes Energies Canada Inc. and Methes Energies USA Ltd. unless the context otherwise indicates.

We have rights to the trademarks Methes Energies and Design, Methes, The Biodiesel Company and Denami.

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2011 AND AUGUST 31, 2012
(EXPRESSED IN US$)

	November 30,	August 31,
	2011	2012
ASSETS		(Unaudited)

Current assets
Cash and cash equivalents	$1,693,301	$200,170
Accounts receivable, net (note 11)	1,122,323	414,724
Inventories (note 3)	1,187,442	1,142,908
Prepaid expenses and deposits	13,163	26,857
Deferred financing fees	-	430,296

Total current assets	4,016,229	2,214,955

Deposits	860,923	29,685
Property, plant and equipment, net (note 4)	2,968,699	8,140,368
Intangible assets, net	400,358	387,574

Total assets	$8,246,209	$10,772,582

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (note 9)	$2,441,493	$2,483,583
Payable to related parties (note 5)	520,881	1,586,999
Short-term loan (note 6)	-	1,521,750

Total liabilities	2,962,374	5,592,332

Stockholders’ equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,734,447 and 5,993,169 shares issued and outstanding at
November 30, 2011 and August 31, 2012, respectively (note 7)	5,734	5,993
Additional paid-in capital	11,598,421	14,177,125
Subscription receivable	(46,056)	-
Accumulated deficit	(6,274,264)	(9,002,868)

Total stockholders’ equity	5,283,835	5,180,250

Total liabilities and stockholders' equity	$8,246,209	$10,772,582

Commitments (note 10)

See accompanying notes to condensed consolidated financial statements

(1)

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2011 AND 2012
(EXPRESSED IN US$)

	Three Months Ended August 31, 2011	Three Months Ended August 31, 2012	Nine Months Ended August 31, 2011	Nine Months Ended August 31, 2012

Revenue
Biodiesel sales	$3,112,352	$852,660	$5,959,739	$5,167,649
Feedstock sales	165,080	70,450	539,917	354,411
Glycerin sales	41,581	127	95,221	49,894
Government incentives (note 11)	149,207	8,257	322,899	252,713
Equipment sales	4,346	(257,842)	261,842	(241,342)
Royalties	28,359	13,743	73,934	58,022
Others	7,482	54,280	36,736	164,728
	3,508,407	741,675	7,290,288	5,806,075
Cost of goods sold	3,050,448	746,305	6,032,550	5,184,357
Gross profit (loss)	457,959	(4,630)	1,257,738	621,718

Operating expenses

Selling, general and administrative expenses (notes 4, 7 and 8)	521,503	1,415,376	1,675,336	3,222,811
Loss before interest and taxes	(63,544)	(1,420,006)	(417,598)	(2,601,093)

Other income (expenses)
Interest expense (notes 5 and 6)	(11,890)	(98,387)	(30,802)	(130,480)
Interest income	18	2,324	50	2,969
Loss before income taxes	(75,416)	(1,516,069)	(448,350)	(2,728,604)

Income taxes	-	-	-	-
Net loss for the period	$(75,416)	$(1,516,069)	$(448,350)	$(2,728,604)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.25)	$(0.09)	$(0.46)
Weighted average number of common shares - Basic and Diluted	5,244,132	5,990,563	5,207,448	5,868,094

See accompanying notes to condensed consolidated financial statements

(2)

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
FOR THE NINE MONTHS ENDED AUGUST 31, 2011 AND 2012
(EXPRESSED IN US$)

			Additional Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at November 30, 2010	5,189,005	$5,189	$7,526,193	$(186,056)	$(5,463,314)	$1,882,012
Common stock to be issued			320,000			320,000
Issuance of common stock for cash	93,220	93	714,907			715,000
Issuance of common stock options to employees and officers			83,524			83,524
Stock subscription				30,000		30,000
Net loss for the period					(448,350)	(448,350)
Balance at August 31, 2011	5,282,225	$5,282	$8,644,624	$(156,056)	$(5,911,664)	$2,582,186
Balance at November 30, 2011	5,734,447	$5,734	$11,598,421	$(46,056)	$(6,274,264)	$5,283,835
Issuance of common stock for cash	258,722	259	1,984,792			1,985,051
Issuance of common stock options to employees and officers			193,914			193,914
Penalty shares (note 7)			399,998			399,998
Stock subscription				46,056		46,056
Net loss for the period					(2,728,604)	(2,728,604)
Balance at August 31, 2012	5,993,169	$5,993	$14,177,125	$-	$(9,002,868)	$5,180,250

See accompanying notes to condensed consolidated financial statements

(3)

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED AUGUST 31, 2011 AND 2012
(EXPRESSED IN US$)

	Nine Months Ended August 31, 2011	Nine Months Ended August 31, 2012
Cash flow from operating activities:
Net loss for the period	$(448,350)	$(2,728,604)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation and amortization	126,421	168,568
Non-cash stock compensation	83,524	193,914
Penalty share expense	-	399,998
Unrealized foreign exchange loss	-	56,850
Changes in operating assets and liabilities:
Accounts receivable	(849,297)	707,599
Inventories	(619,499)	44,534
Prepaid expenses and deposits	(2,062)	(13,694)
Accounts payable and accrued liabilities	957,679	42,090
Customer deposits	(119,854)	-
Deferred revenue	490,565	-
Net cash used in operating activities	(380,873)	(1,128,745)

Cash flows from investing activities:
Additions to property, plant and equipment	(121,625)	(4,496,215)
Purchase of intangibles	(63,120)	-
Net cash used in investing activities	(184,745)	(4,496,215)

Cash flows from financing activities:
Payable to related parties	177,972	1,066,118
Short term loan	-	1,464,900
Deferred financing fees	-	(430,296)
Issuance of common stock	1,065,000	2,031,107
Net cash provided by financing activities	1,242,972	4,131,829
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	677,354	(1,493,131)
Cash and cash equivalents, beginning of period	198,076	1,693,301

CASH AND CASH EQUIVALENTS, END OF PERIOD	$875,430	$200,170

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest	2,830	64,388
See accompanying notes to condensed consolidated financial statements.

(4)

METHES ENERGIES INTERNATIONAL LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
As of August 31, 2012
(Expressed in US$)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF THE BUSINESS

Methes Energies International Ltd. was incorporated on June 27, 2007 in the State of Nevada. Methes, through its operations in Canada and the United States, is a biodiesel processing equipment provider and a biodiesel producer. The Company has developed biodiesel processing equipment to produce biodiesel from recycled oils. The Company, through its wholly-owned subsidiary Methes Energies Canada Inc. ("Methes Canada"), operates one biodiesel facility in Mississauga, Ontario with a total of 1.3 million gallons per year (mmgy) of nameplate production capacity and a recently commissioned 13.0 mmgy production facility in Sombra, Ontario. In addition to Methes Canada, Methes Energies USA Ltd. ("Methes USA") was incorporated as the wholly-owned subsidiary of the Company on June 27, 2007.  All references in this Form 10-Q to “Company,” “Methes,” “we,” “us,” or “our” refer to Methes Energies International Ltd. and its wholly owned subsidiaries Methes Canada and Methes USA unless the context otherwise indicates.

On October 4, 2012, Methes Canada was approved by the U.S. Environmental Protection Agency ("EPA") as a Foreign Renewable Fuel Producer and as a result the biodiesel produced at its Sombra, Ontario facility became eligible for export to the United States. Obtaining this approval from the EPA enables the Company to sell its biodiesel into the U.S., and provides its U.S. importer the ability to generate Renewable Identification Numbers ("RINS"). RINS are used in the U.S. by obligated parties to comply with certain obligations under the Renewable Fuel Standard 2 ("RFS2") (see note 13).

On October 12, 2012, the Company’s registration statement on Form S-1 (File No. 333-182302) for its initial public offering (“IPO”) was declared effective by the U.S. Securities and Exchange Commission (“SEC”).  On October 30, 2012, the Company consummated the IPO pursuant to which it sold 560,000 units (each a “Unit”) at a price $5.00 per Unit, and raised net proceeds of approximately $2.3 million, after deducting the underwriting discount and estimated offering expenses.  Each Unit consists of (i) one share of common stock, $.001 par value (“Common Stock”), (ii) one Class A warrant, to purchase one share of Common Stock at an exercise price of $7.50 (each a “Class A Warrant”), and (iii) one Class B warrant, to purchase one share of Common Stock at an exercise price of $10.00 (each a “Class B Warrant”, and together with the Class A Warrants, the “Warrants”) (see note 13).

The Units, Common Stock, Class A Warrants and Class B Warrants are listed and will trade on the NASDAQ Capital Market under the symbols “MEILU,” “MEIL,” “MEILW” and “MEILZ,” respectively.  Until November 26, 2012, only the Units will trade.  The Common Stock and the Warrants begin trading separately on November 26, 2012. Once separate trading in the Common Stock and Warrants commences, the Units will cease trading and will be delisted (see note 13).

The condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s final prospectus, dated October 12, 2012 and filed with the SEC on October 29, 2012. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Methes Canada and Methes USA. All significant inter-company transactions and balances have been eliminated. Methes Canada was incorporated on December 23, 2004, and became a wholly-owned subsidiary of the Company on September 5, 2007. Methes USA was incorporated as the wholly-owned subsidiary of the Company on June 27, 2007.

Reverse Stock Split

The Company implemented a reverse stock split of one share for each 3.835 outstanding shares of Common Stock, effective on June 11, 2012. The reverse stock split proportionately reduced all issued and outstanding shares of Common Stock, as well as Common Stock underlying stock options and warrants outstanding immediately prior to the effectiveness of the reverse stock split. The exercise price on outstanding equity based-grants was proportionately increased, while the number of shares available under our equity-based plans was proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of this reverse stock split on a retroactive basis.

(5)

Deferred Financing Fees

Costs directly incurred in connection with the IPO are recorded as deferred financing fees until the completion of the IPO. These deferred financing fees will be charged against share capital upon completion of the IPO. Financing fees relating to other financing arrangements are deferred and amortized over the term of the loan. Deferred financing fees for the nine months ended August 31, 2011 and 2012 were $nil and $430,296, respectively.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with FASB ASC 705 "Cost of Sales and Services". Shipping and handling costs for the nine months ended August 31, 2011 and 2012 of $400,202 and $290,084, respectively, related to costs of raw materials purchased, are included in inventory or cost of goods sold, as appropriate. While amounts charged to customers for shipping product are included in revenues, the related outbound freight costs are included in expenses as incurred.

Income Taxes and Uncertain Tax Positions

The Company accounts for income taxes under ASC 740 Accounting for Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. ASC 740-10-05, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Potential tax benefits from net operating losses and foreign tax credit carry forwards are not recognized by the Company until their realization is more likely than not. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position's sustainability under audit. The Company has determined that there were no tax exposures as at November 30, 2011 and August 31, 2012.

(6)

Per Share Data

Basic earnings per share ("EPS") is determined by dividing net earnings available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. In computing diluted EPS, the average number of shares of Common Stock outstanding is increased by Common Stock options and warrants outstanding with exercise prices lower than the average market price of Common Stocks using the treasury stock method. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. Potentially dilutive shares include 91,264 warrants and 383,310 Common Stock options issued and outstanding as at August 31, 2012.

	For the Three Months Ended August 31, 2011	For the Three Months Ended August 31, 2012	For the Nine Months Ended August 31, 2011	For the Nine Months Ended August 31, 2012

Numerator for basic and diluted EPS
Net loss for the period	$(75,416)	$(1,516,069)	$(448,350)	$(2,728,604)
Denominator for basic and diluted EPS
Weighted average shares of common stock outstanding	5,244,132	5,990,563	5,207,448	5,868,094
Net loss per common share - basic and diluted	(0.01)	(0.25)	(0.09)	(0.46)

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and the International Financial Reporting Standards (IFRS). The amendments in the update are intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company adopted this statement effective March 1, 2012. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other , which amends ASC Topic 350 and the current guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If an entity determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not believe the adoption of this standard will have a material impact on its condensed consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by the amendments are required to be applied retrospectively for all comparative periods presented. The Company does not believe the adoption of this standard will have a material impact on its condensed consolidated financial statements.

(7)

NOTE 3 - INVENTORIES

Inventories consisted of the following:

	As at November 30, 2011	As at August 31, 2012

Raw materials	$382,736	$123,652
Finished goods	804,706	892,290
Equipment	—	126,966

	$1,187,442	$1,142,908

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	As at August 31, 2012			As at November 30, 2011
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value

Sombra site:
Land	$409,134	$—	$409,134	$409,134
Building	2,724,606	155,354	2,569,252	1,265,016
Equipment	717,683	232,949	484,734	109,287
Equipment - Denami 3000 (under construction)	3,904,141	—	3,904,141	467,904
Mississauga site:
Computer equipment	26,692	17,969	8,723	9,812
Leasehold improvements	102,201	42,620	59,581	67,546
Equipment and fixtures	247,209	136,774	110,435	37,232
Equipment - Denami 600	720,042	125,674	594,368	602,768

	$8,851,708	$711,340	$8,140,368	$2,968,699

Total depreciation expense included in selling, general and administrative expenses in the condensed consolidated statements of operations related to property, plant and equipment for the nine months ended August 31, 2011 and 2012 was $113,996 and $155,785, respectively.

(8)

NOTE 5 - PAYABLE TO RELATED PARTIES

Payable to related parties is comprised of the following:

	As at November 30, 2011	As at August 31, 2012

Softdiffusion SA (shareholder)	$46,133	$48,533
Michel G. Laporte (shareholder and Director)	160,389	169,389
World Asset Management Inc. (shareholder)	314,359	1,369,077

	$520,881	$1,586,999

The payables due to the two shareholders, and a shareholder and Director of the Company are due with interest of 8% per annum, are unsecured and repayable on demand. Interest expense incurred during the nine months ended August 31, 2012 was $52,040 (August 31, 2011- $27,972).

NOTE 6 - SHORT TERM LOAN

On June 20, 2012, Methes Canada entered into a term loan facility agreement with a lender that will allow Methes Canada to borrow up to $1,521,750 (CDN$1,500,000). The term loan, which was drawn in late June 2012, is repayable in 12 months and bears interest at 23% per annum. The loan is prepayable by Methes Canada after six months upon payment of a penalty equal to one-months' interest. The facility is guaranteed by the Company and collateralized by a general security agreement from Methes Canada and a first collateral mortgage on certain assets located at Sombra. The facility prohibits payment of debt in excess of $550,000 owed by the Company to certain of its stockholders and directors during the life of the facility and contains other customary debt covenants. The facility also provides that, beginning October 1, 2012, any additional operating losses incurred by Methes Canada must be financed by stockholders or new equity funding. Interest expense incurred during the nine months ended August 31, 2012 was $62,597 (August 31, 2011- $nil).

NOTE 7 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 75,000,000 shares of Common Stock and had 5,734,447 and 5,993,169 shares of Common Stock issued and outstanding as of November 30, 2011 and August 31, 2012, respectively.

The Company is also authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 and had no shares of preferred stock issued or outstanding as of November 30, 2011and August 31, 2012.

During the nine months ended August 31, 2012, the Company issued 258,722 shares of Common Stock for cash at $7.67 per share (nine months ended August 31, 2011 - 93,220 shares of Common Stock for cash at $7.67 per share) and 26,075 common stock warrants at an exercise price of $7.67 (nine months ended August 31, 2011 - nil). The warrants are exercisable for a period of one year commencing from the date the Company starts trading publicly on the NASDAQ (now known as the NYSE MKT).

(9)

On November 23, 2011, the Company issued together with 130,378 shares of Common Stock, 65,189 Common Stock warrants at an exercise price of $7.67. The warrants are exercisable for a period of one year commencing from the date the Company starts trading publicly on the NASDAQ or the NYSE MKT. The warrant holders are generally protected from anti-dilution by adjustments for any stock dividends, stock split, combination or other recapitalizations. In addition, the Company was required to issue or cause to be transferred 52,151 shares of additional Common Stock as penalty shares should the Company not be listed on the NASDAQ or the NYSE MKT, and does not meet certain operating requirements, on or before July 1, 2012. As the Company was not listed on the NASDAQ or the NYSE MKT, and did not meet certain operating requirements, by July 1, 2012, Softdiffusion SA transferred 52,151 shares of Common Stock with an estimated fair value of $7.67 per share to a new shareholder as settlement for the penalty share obligation. The estimated fair value of $399,998 for these shares has been recorded by the Company as part of the general and administrative expenses with a corresponding credit to additional paid-in capital during the three and nine months ended August 31, 2012.

NOTE 8 - STOCK-BASED COMPENSATION

The Company's Amended and Restated 2008 Directors, Officers and Employees Stock Option Plan, which was originally approved by stockholders at the annual general meeting of the Company held on December 5, 2007, and subsequently amended by the shareholders on July 23, 2008, was established to enable the Company to attract and retain the services of highly qualified and experienced directors, officers, employees and consultants and to give such persons an interest in the success of the Company and its subsidiaries. The total number of shares currently authorized under the plan is 391,134. The options and awards will be granted at the direction of the Board of Directors. Options issued under the plan that are deemed to be incentive stock options will be priced at not less than 100% of the fair market value per share of Common Stock at the date of the grant, subject to certain limitations for 10 percent stockholders. The fair value of each option granted during the nine months ended August 31, 2012 is estimated at the time of grant using the Black-Scholes option pricing model and are as follows:

a) On December 6, 2011, the Company issued a total of 5,215 options to an employee of the Company with an exercise price of $7.67 vesting quarterly over a two-year period and expiring on the tenth anniversary of the grant date. The fair value was determined to be $6.90 per option using these assumptions: fair value per share of Common Stock at the grant date of $7.67, risk free interest rate of return of 2.08%, expected volatility of 100%, dividend yield of 0%, forfeiture rate of nil and an expected life of 10 years.

b) On December 26, 2011, the Company issued a total of 15,645 options to an employee of the Company with an exercise price of $7.67 vesting quarterly over a two-year period and expiring on the tenth anniversary of the grant date. The fair value was determined to be $6.86 per option using these assumptions: fair value per share of Common Stock at the grant date of $7.67, risk free interest rate of return of 2.02%, expected volatility of 100%, dividend yield of 0%, forfeiture rate of nil and an expected life of 10 years.

c) On January 3, 2012, the Company issued a total of 5,215 options to an employee of the Company with an exercise price of $7.67 vesting quarterly over a two-year period and expiring on the tenth anniversary of the grant date. The fair value was determined to be $6.86 per option using these assumptions: fair value per share of Common Stock at the grant date of $7.67, risk free interest rate of return of 1.97%, expected volatility of 100%, dividend yield of 0%, forfeiture rate of nil and an expected life of 10 years.

d) On May 6, 2012, the Company issued a total of 18,252 options to an employee of the Company with an exercise price of $7.67 vesting quarterly over a two year period and expiring on the tenth anniversary of the grant date. The fair value was determined to be $6.86 per option using these assumptions: fair value per share of Common Stock at the grant date of $7.67, risk free interest rate of return of 1.92%, expected volatility of 100%, dividend yield of 0%, forfeiture rate of nil and an expected life of 10 years.

(10)

The share-based compensation for the three and nine months ended August 31, 2012 is $71,348 (three months ended August 31, 2011- $12,972) and $193,914 (nine months ended August 31, 2011- $83,524), respectively.

As of November 30, 2011 the Company has granted a total of 338,983 options to purchase Common Stock to employees, directors and advisory board members, all of which are currently outstanding and 327,901 of which are vested. As of November 30, 2011, there was $49,852 of total unrecognized compensation cost related to the unvested shares associated with these stock option grants which will be recognized over a weighted-average period of two years. The Company will issue new shares upon exercise of the stock options.

As of August 31, 2012 the Company has granted a total of 383,310 options to purchase Common Stock to employees, directors and advisory board members, all of which are currently outstanding and 344,524 of which are vested. As of August 31, 2012, there was $160,928 of total unrecognized compensation cost related to the unvested shares associated with these stock option grants which will be recognized over a weighted-average period of two years. The Company will issue new shares upon exercise of the stock options.

NOTE 9 - FAIR VALUE MEASUREMENTS, CONCENTRATIONS AND RISK

       a) The Company's cash and cash equivalents, which are carried at fair values, are classified as a level 1 financial instrument at November 30, 2011 and August 31, 2012.

       b) The Company is exposed to the following concentrations of risk:

    Major Customers

       Two major customers comprised 53% and 38% of total revenue for the three months ended August 31, 2012 (three months ended August 31, 2011 - one major customer accounted for 75% of total revenue).

       Two major customers comprised 44% and 23% of total revenue for the nine months ended August 31, 2012 (nine months ended August 31, 2011- two customers accounted for 79% and 12% of total revenue).

    Major Vendor

       The Company has an exclusive agreement to manufacture biodiesel processor equipment with Turn-Key Modular Systems Inc. ("Turnkey"). During the nine months ended August 31, 2012, the Company made purchases of $2,581,266 (nine months ended August 31, 2011 $nil) from Turnkey. As of November 30, 2011 and August 31, 2012, the Company had accounts payable of $51,701 and $17,187 and deposits of $860,923 and $nil with Turnkey, respectively.

    Economic and Political Risks

       The Company faces a number of risks and challenges as a result of having primary operations and marketing in Canada. Changing political climates in Canada could have a significant effect on the Company's business.

       The Company's financial instruments are exposed to certain financial risks, including credit risk, currency risk and liquidity risk.

(11)

    Currency Risk

       The Company is exposed to the financial risk related to the fluctuation of foreign exchange rates. The Company's functional currency is U.S. dollars. A significant change in the currency exchange rates between the U.S. dollar relative to the Canadian dollar could have an effect on the Company's results of operations, financial position and cash flows. The Company has not entered into any derivative financial instruments to manage exposures to currency fluctuations.

    Liquidity Risk

       Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company has a planning and budgeting process in place to help determine the funds required to support the Company's normal operating requirements on an ongoing basis and its expansionary plans. The Company ensures that there are sufficient funds to meet its short-term business requirements, taking into account its anticipated cash flows from operations and its holdings of cash.

       As at August 31, 2012, due in large part to the funds spent to develop and build the Sombra facility, the Company had a working capital deficiency of $3,377,377.

       As described in notes 1 and 13, on October 30, 2012, the Company consummated its IPO pursuant to which it sold 560,000 Units and raised net proceeds of approximately $2.3 million, after deducting the underwriting discount and estimated offering expenses. The Company anticipates that its Sombra facility will generate positive cash flow from operations and will operate profitably once full-scale commercial operations are achieved. It is management’s opinion that the anticipated positive cash flow from operations along with the IPO proceeds raised will be sufficient to meet the Company’s cash requirements for at least the next 12 months.

NOTE 10 - COMMITMENTS

The Company is a party to a lease agreement for the Mississauga facility for a term of five years from January 1, 2008 to December 31, 2012 and to a sublease agreement for a unit adjacent to its Mississauga facility from November 1, 2011 to December 31, 2012. On September 28, 2012, the Company re-negotiated and renewed a combined five year’s lease term for both of these facilities starting from January 1, 2013 to December 31, 2017. The renewed lease term provides for a two month’s rent free period in 2013.

As at August 31, 2012, the Company must pay, in addition to other amounts such as the Company's pro rata share of taxes, the following amounts over the term of the lease:

Annual Minimum Rent
2012	$38,132
2013	$116,906
2014	$138,892
2015	$138,892
2016	$138,892
2017	$138,892
2018	$11,574

(12)

As at August 31, 2012, the Company is also a party to the following lease agreements for railcars at its Sombra facility:

	Start Date	End Date	Term
Eight railcars at $3,500 per month	Aug 1, 2010	July 31, 2013	36 months
Four railcars at $2,000 per month	Aug 1, 2010	July 31, 2013	36 months
Four railcars at $3,140 per month	Dec. 1, 2011	Nov. 30, 2016	60 months
One railcar at $575 per month	Jan 1, 2012	Dec 31, 2016	60 months
One railcar at $575 per month	May 1, 2012	June 30, 2015	36 months
Ten railcars at $8,700 per month	May 1, 2013	Jun 30, 2018	60 months
Four railcars at $3,600 per month	Mar 5, 2012	Oct 5, 2012	8 months

Annual Minimum Rent
2012	$36,570
2013	$156,380
2014	$155,880
2015	$153,005
2016	$148,980
2017	$104,975
2018	$104,400

NOTE 11 - CONTRIBUTION AGREEMENTS WITH MINISTER OF NATURAL RESOURCES OF CANADA

The Company entered into a Non-Repayable Contribution Agreement with the Minister of Natural Resources of Canada for the Mississauga facility under the ecoENERGY for Biofuels program. Under this agreement, the Company may receive up to $5,681,200 (CDN$5,600,000) from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-repayable by the Company.

For the nine months ended August 31, 2012, the Company claimed incentives of $252,713 (nine months ended August 31, 2011 - $322,899). Since entering into the program to August 31, 2012, the Company has claimed total incentives of $1,401,198 and has received total amount of $1,393,885.

Included in accounts receivable as at November 30, 2011 and August 31, 2012, is an amount receivable of $107,663 and $7,313, respectively, due from the Minister of Natural Resources of Canada.

In 2010, the Company applied for an incentive under the ecoENERGY for Biofuels program for its Sombra facility and was approved by the Canadian government. The final Contribution Agreement with the Minister of Natural Resources of Canada for the Sombra facility under the ecoENERGY for Biofuels program was signed by the Company and the Canadian Government on December 6, 2011. Under this agreement, the Company may receive up to $22,827,467 (CDN$22,501,200) from the years 2012 to 2017 from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-repayable by the Company.

(13)

NOTE 12 - SEGMENT INFORMATION

The Company reports a single operating segment, being a producer and seller of biodiesel fuel and biodiesel processing equipment.

Geographic segments:

The Company's assets and operating facilities, other than cash balances of $1,361,889 at November 30, 2011 and $58,244 at August 31, 2012, are all located in Canada. The Company services the majority of its customers in the United States. The Company derives its revenue geographically as follows:

	Three Months Ended August 31, 2011	Three Months Ended August 31, 2012	Nine Months Ended August 31, 2011	Nine Months Ended August 31, 2012

Revenue
United States	$2,721,425	$673,542	$5,844,579	$5,107,647
Canada	786,982	68,133	1,445,709	698,428

	$3,508,407	$741,675	$7,290,288	$5,806,075

NOTE 13 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through November 24, 2012, and has determined there have been the following material subsequent events requiring disclosure.

As described in note 10, on September 28, 2012, the Company re-negotiated and renewed a combined five year’s lease term for both of its Mississauga facilities starting from January 1, 2013 to December 31, 2017.

On October 4, 2012, Methes Canada was approved by the EPA as a Foreign Renewable Fuel Producer and as a result the biodiesel produced at its Sombra, Ontario facility became eligible for export to the United States. Obtaining this approval from the EPA enables the Company to sell its biodiesel into the U.S., and provides its U.S. importer the ability to generate RINS. RINS are used in the U.S. by obligated parties to comply with certain obligations under the RFS2.

On October 12, 2012, the Company’s registration statement on Form S-1 (File No. 333-182302) for its IPO was declared effective by the SEC.  On October 30, 2012, the Company consummated the IPO pursuant to which it sold 560,000 Units and raised net proceeds of approximately $2.3 million, after deducting the underwriting discount and estimated offering expenses. The Units, Common Stock, Class A Warrants and Class B Warrants are listed and will trade on the NASDAQ Capital Market under the symbols “MEILU,” “MEIL,” “MEILW” and “MEILZ,” respectively.  Until November 26, 2012, only the Units will trade.  The Common Stock and the Warrants begin trading separately on November 26, 2012. Once separate trading in the Common Stock and Warrants commences, the Units will cease trading and will be delisted.

(14)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Some of the statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. See “Cautionary Statement Regarding Forward-Looking Information” following the Table of Contents of this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Business Overview

We are a renewable energy company that offers an array of products and services to a network of biodiesel fuel producers. We also market and sell in the U.S. and Canada biodiesel fuel produced at our small-scale production and demonstration facility in Mississauga, Ontario, Canada, and have recently commissioned and are scaling-up biodiesel production at our new facility in Sombra, Ontario, Canada.

Among other services, we sell feedstock to our network of biodiesel producers, sell their output in the U.S. and Canada, provide them with proprietary software used to operate and control their processors, remotely monitor the quality and characteristics of their output, upgrade and repair their processors, and advise them on adjusting their processes to use varying feedstock and improve their output. Through the accumulation of production data from our network, we are equipped to provide consulting services to network members and other producers for operating their facilities, maintaining optimum production and solving production problems. For our network services and the license of our operating and communications software, we receive a royalty from network members based on the gallons of biodiesel produced.

Our revenue sources include the sale of biodiesel produced at our own facility, the sale of biodiesel that we purchase from network members and other third-party producers, the sale of biodiesel equipment, the sale of feedstock to network members and other third-party biodiesel producers, Canadian government incentive payments, royalties from our network members, and revenue from other services we provide related to the production of biodiesel.

As of August 31, 2012, due in large part to the funds we spent to develop and build our Sombra facility, we had a working capital deficiency of $3,377,377. In addition, during the nine months ended August 31, 2012, we incurred a loss of $2,728,604 and had negative cash flow from operations of $1,128,745.  Our Sombra facility has recently been approved by the U.S. Environmental Protection Agency ("EPA") as a Foreign Renewable Fuel Producer and as a result the biodiesel produced at this facility became eligible for export to the United States. Obtaining this approval from the EPA enables us to sell our biodiesel into the U.S., and provides our U.S. importers the ability to generate Renewable Identification Numbers ("RINS"). RINS are used in the U.S. by obligated parties to comply with certain obligations under the Renewable Fuel Standard 2 (“RFS2”). We expect to begin commercial operation of the Sombra plant in November 2012.

On October 12, 2012, our registration statement on Form S-1 (File No. 333-182302) for our initial public offering (“IPO”) was declared effective by the U.S. Securities and Exchange Commission (“SEC”).  On October 30, 2012, we consummated our IPO pursuant to which we sold 560,000 units (each a “Unit”) at a price $5.00 per Unit and raised net proceeds of approximately $2.3 million.  Each Unit consists of (i) one share of common stock, $.001 par value (“Common Stock”), (ii) one Class A warrant, to purchase one share of Common Stock at an exercise price of $7.50 (each a “Class A Warrant”), and (iii) one Class B warrant, to purchase one share of Common Stock at an exercise price of $10.00 (each a “Class B Warrant”, and together with the Class A Warrants, the “Warrants”).

Effective on June 11, 2012, we implemented a reverse stock split of our Common Stock pursuant to which one new share of Common Stock will be issued in exchange for each 3.835 outstanding shares of Common Stock. The reverse stock split proportionately reduced all issued and outstanding shares of Common Stock, as well as Common Stock underlying stock options and warrants outstanding immediately prior to the effective time of the reverse stock split.

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries Methes Energies Canada Inc. (“Methes Canada”) and Methes Energies USA Ltd. (“Methes USA”). All significant inter-company transactions and balances have been eliminated.

(15)

Factors Influencing Our Results of Operations

The principal factors affecting our results of operations are as follows:

Biodiesel and feedstock price fluctuations

Biodiesel is a low carbon, renewable alternative to petroleum-based diesel fuel and is primarily sold to the end user after it has been blended with petroleum-based diesel fuel. Biodiesel prices have historically been correlated to petroleum-based diesel fuel prices. Accordingly, biodiesel prices have generally been affected by the same factors that affect petroleum prices, such as worldwide economic conditions, wars and other political events, OPEC production quotas, changes in refining capacity and natural disasters. Recently enacted government requirements and incentive programs, such as RFS2 and the blenders' tax credit, which expired on December 31, 2011, have reduced this correlation, although it remains a significant factor in the market price of our product.

Our operating results also generally reflect the relationship between the price of biodiesel and the price of the feedstock used to produce biodiesel. Spot market prices for virgin vegetable oil or used vegetable oil or rendered animal fat may increase, which would adversely affect our gross margins. The price of vegetable oil, as with most other products made from crops, is affected by weather, disease, changes in government incentives, demand and other factors. A significant reduction in the supply of vegetable oil because of weather or disease, or increases in the demand for vegetable oil, could result in higher feedstock prices. The price of vegetable oil and other feedstock has fluctuated significantly in the past and may fluctuate significantly in the future.

Government programs related to biodiesel production and use

Biodiesel has been more expensive to produce than petroleum-based diesel fuel and as a result the industry depends on Canadian and U.S. federal and, to a lesser extent, provincial and state usage requirements and tax incentives.

On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass-based diesel that must be utilized in the United States each year. Under RFS2, obligated parties, including petroleum refiners and fuel importers, must show compliance with these standards. The RFS2 program required the domestic use of 800 million gallons of biodiesel in 2011 and one billion gallons in 2012. The EPA recently mandated a requirement for domestic use of biodiesel by obligated parties of 1.28 billion gallons in 2013.

Seasonal fluctuations

Our operating results are influenced by seasonal fluctuations in the price of biodiesel. Our sales tend to decrease during the winter season due to perceptions that biodiesel will not perform adequately in colder weather. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel at a higher temperature than petroleum-based diesel or lower cloud point biodiesel made from soybean, canola or inedible corn oil. Reduced demand in the winter for our higher cloud point biodiesel may result in excess supply of such higher cloud point biodiesel or lower prices for such higher cloud point biodiesel. In addition, our production facilities are located in Canada and our costs of shipping biodiesel to warmer climates generally increase in cold weather months.

Dependence on significant customers

A large part of our revenue is generated from a few large customers. The sales to these customers are made at spot market prices, and we have no binding purchase agreements for our biodiesel, which could affect the consistency of our revenues. Potential customers for biodiesel regularly bid for biodiesel in the spot market at prices that are quoted on a daily basis. As a matter of convenience, we prefer to deal with customers with whom we have had a past relationship, although the specific customers to whom we sell have varied over time. The loss of one or more customers who have been among our largest customers historically would not have a material adverse effect on our business because we believe that a customer or customers could be replaced by one or more new customers regularly bidding for biodiesel, and we believe this will continue to be the case. For example, in the nine months ended August 31, 2012, one new major customer accounted for 23% of our total revenue and our largest customer in the year ended November 30, 2011 declined to 44% of total revenue in the nine-month period ended August 31, 2012 from 79% of total revenue in same period in fiscal 2011.

Lengthy sales cycle

The sale of one of our Denami processors in a particular financial period has a significant effect on our quarter-to-quarter and year-to-year results. The purchase of our Denami processors involves a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with our Denami processors is typically lengthy, varying from 6 to 18 months. The lengthy sales cycles of our equipment sales, as well as the size and timing of orders, make it difficult to forecast our future results of operations.

(16)

Results of Operations

Three and nine months ended August 31, 2011 and 2012

Set forth below is a summary of certain financial information for the periods indicated:

	Three Months Ended August 31, 2011	Three Months Ended August 31, 2012	Nine Months Ended August 31, 2011	Nine Months Ended August 31, 2012

Revenue
Biodiesel sales
Resales	$1,695,443	$449,379	$3,369,471	$2,978,177
Internal production	1,416,909	403,281	2,590,268	2,189,472
Feedstock sales	165,080	70,450	539,917	354,411
Glycerin sales	41,581	127	95,221	49,894
Government incentive	149,207	8,257	322,899	252,713
Equipment sales	4,346	(257,842)	261,842	(241,342)
Royalties	28,359	13,743	73,934	58,022
Other	7,482	54,280	36,736	164,728

	3,508,407	741,675	7,290,288	5,806,075
Cost of goods sold	3,050,448	746,305	6,032,550	5,184,357

Gross profit (loss)	457,959	(4,630)	1,257,738	621,718
Operating expenses
Selling, general and administrative expenses	521,503	1,415,376	1,675,336	3,222,811

Loss before interest and taxes	(63,544)	(1,420,006)	(417,598)	(2,601,093)
Other income (expenses)
Interest expense	(11,890)	(98,387)	(30,802)	(130,480)
Interest income	18	2,324	51	2,969

Loss before income taxes	(75,416)	(1,516,069)	(448,350)	(2,728,604)
Income taxes	—	—	—	—

Net loss for the period	$(75,416)	$(1,516,069)	$(448,350)	$(2,728,604)

(17)

Three months ended August 31, 2011 compared to three months ended August 31, 2012

Revenue. Our total revenues for the three months ended August 31, 2011 and 2012 were $3.51 million and $742,000, respectively, representing a decrease of $2.77 million, or 79%. The reasons for this decrease are outlined below.

 Biodiesel. Biodiesel sales for the three months ended August 31, 2011, excluding government incentives, were $3.11 million and decreased by $2.257 million, or 73%, to $853,000 in the three months ended August 31, 2012. For the three months ended August 31, 2011 and 2012, our resales of biodiesel purchased from third party producers were $1.70 million and $449,000, respectively, a decrease of approximately $1.25 million, or 74%. This decrease in revenue was due to lower demand and overall decrease in sale price of biodiesel. Revenue from our internal production, excluding government incentives, for the three months ended August 31, 2011 and 2012 was $1.42 million and $403,000, respectively, a decrease of approximately $1.017 million, or 72%. This decrease was due to a decrease in our production at Mississauga plant as management, in view of the Sombra plant construction and start-up, decided to conduct more research and development activities on the Denami 600 at Mississauga plant to purify glycerin stream. This research and development, if successful, would result in cost savings when the glycerin purification system is installed at our Sombra plant. For the three months ended August 31, 2011 and 2012, our average sales price per gallon for 100 percent biodiesel (“B100”) was $5.81 and $5.05, respectively, a decrease of $0.76 per gallon, or 13%. Gallons sold for the three months ended August 31, 2011 and 2012 were 540,000 and 170,000 gallons, respectively, a decrease of 370,000 gallons, or 69%. The uncertainty about the integrity of some RINS in the United States caused the demand for B100 to be lower than expected in the first half of fiscal 2012. It was reported by the EPA in late 2011 that two U.S. producers had sold invalid RINS. The increased due diligence by buyers of RINS has created a decrease in the demand for RINS which in turn has affected the demand for biodiesel.

Feedstock. For the three months ended August 31, 2011 and 2012, feedstock sales were $165,000 and $70,000, respectively, a decrease of $95,000, or 58%. In the more recent period, with some variations in quantities, we were able to source additional feedstock as well as other products related to the production of biodiesel on the spot market that we resold immediately to our customers in Canada at a profit. We intend to continue with this strategy as opportunities arise to generate additional profit.

Glycerin. For the three months ended August 31, 2011 and 2012, Glycerin sales were $41,600 and $127, respectively, a decrease of $41,473 or 99.7%. This decrease was as a result of the lower production of glycerin, which is a byproduct of our biodiesel production.

Government incentives. For the three months ended August 31, 2011 and 2012 we received $149,200 and $8,260, respectively, as incentive payments from the Canadian Government. This decrease of $140,940 or 94% was due to the decrease in production of biodiesel and also, due to ecoENERGY audit adjustments for fiscal years 2010 and 2011 concluded in the quarter ended August 31, 2012.

Equipment sales. We generated $4,300 from equipment sales for the three months ended August 31, 2011, which consisted primarily of the sale of an equipment kit. For the three months ended August 31, 2012 we had negative revenues of ($258,000) as an oil processing research and development related equipment sold in fiscal year 2011 was returned under the warranty.

Royalties. We received royalties of $28,000 during the three-months ended August 31, 2011 from two network members that purchased our Denami 600 processors late in fiscal 2010. Royalties for the three months ended August 31, 2012 were $13,700, a decrease of $14,300 which is immaterial. Our customers own the Denami 600 processors, but license the software and monitoring system from us in exchange for an ongoing royalty payment of $0.11 per gallon of biodiesel produced by their Denami 600 processors.

(18)

Other. Other revenue includes sales of consulting services, delivery charges, lab and shop supplies, storage and rental income. Other revenue for the three months ended August 31, 2011 and 2012 was $7,000 and $54,000, respectively, an increase of $47,000, or 671%, primarily due to an increase in storage charges and rental income from the sub-lease of space adjacent to our Mississauga facility.

Cost of goods sold. Our cost of goods sold for the three months ended August 31, 2011 and 2012 were $3. 05 million and $746,000, respectively, a decrease of $2.30 million, or 76%. This decrease was primarily due to decrease in costs associated with the decreased quantity of biodiesel sold in the three months ended August 31, 2012.

Biodiesel cost of goods sold decreased 74% from the three months ended August 31, 2011 compared to the same period in fiscal 2012, or from $2.89 million for the three months ended August 31, 2011 to $744,000 for the three months ended August 31, 2012. If the average feedstock price and the price paid for biodiesel purchased from other biodiesel producers in Canada remained constant from the three months ended August 31, 2011 to the end of the same period in 2012, the decrease in gallons of biodiesel sold would have resulted in a $1.98 million decrease in the related biodiesel cost of goods sold. The decrease in average feedstock prices from the three months ended August 31, 2011 to the end of the same period in 2012 resulted in $7,000 of the decrease in biodiesel cost of goods sold and the lower price paid for biodiesel purchased from others resulted in $163,000 of this decrease.

All other costs of goods sold, excluding biodiesel cost of goods sold, for the three months ended August 31, 2011 and August 31, 2012 were $156,000 and $2,000, respectively. The decrease was mainly due to the cost of return of an equipment kit sold in fiscal year 2011 and no significant equipment sold in the three months ended August 31, 2012.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended August 31, 2011 and 2012 were $522,000 and $1.42 million, respectively, an increase of $898,000, or 172%. The increase in the more recent period was mainly related to an increase in salaries, wages and stock option expense of $227,000 and a one-time non-cash charge for penalty shares of $399,998 in the three months ended August 31, 2012.  Salary increases supported the higher level of operations, including expansion at our Sombra facility. The one-time charge related to a transfer of 52,151 shares of the Common Stock of the Company by Softdiffusion SA, a third party shareholder, to a new shareholder of shares owned by Softdiffusion SA pursuant to an agreement by the Company with the new shareholder. We recorded the estimated fair value of $399,998 for these shares as part of the general and administrative expenses with a corresponding credit to additional paid-in capital.

Other income (expenses). Other expenses were $12,000 and $96,000 for the three months ended August 31, 2011 and 2012, respectively. These amounts relate to accruals for interest expense associated with loans extended to us from two stockholders, one director and TCE Capital. The increase was due to increases in the principal balances of the loans.

Income taxes. No income tax expense or benefit was recorded during the three months ended August 31, 2011 and August 31, 2012 due to ongoing taxable losses and the uncertainty of their ultimate realization. As of August 31, 2012, we were not subject to any uncertain tax exposures.

Net loss. Our net loss for the three months ended August 31, 2011 was $75,000 and increased $1.44 million to $1.52 million for the three months ended August 31, 2012 due primarily to the $2.77 million decrease in revenues and resultant $463,000 decrease in gross profit, and the $898,000 increase in selling, general and administrative expenses to support our higher level of operations, which included development of our Sombra facility and a one-time non-cash charge for the penalty shares of $399,998.

(19)

Nine months ended August 31, 2011 compared to nine months ended August 31, 2012

Revenue. Our total revenues for the nine months ended August 31, 2011 and 2012 were $7.29 million and $5.81 million, respectively, a decrease of $1.48 million, or 20%. The reasons for this decrease are outlined below.

Biodiesel. Biodiesel sales for the nine months ended August 31, 2011, excluding government incentives, were $5.96 million and decreased by $792,000, or 13%, to $5.17 million in the nine months ended August 31, 2012. For the nine months ended August 31, 2011 and 2012, our resales of biodiesel purchased from third party producers were $3.37 million and $2.98 million, respectively, a decrease of $390,000, or 12%. This decrease was due to decreased demand for biodiesel in the United States. Revenue from our internal production, excluding government incentives, for the nine months ended August 31, 2011 and 2012 was $2.59 million and $2.19 million, respectively, a decrease of $400,000, or 15%. This decrease was partly due to the increased downtime for research and development at our Mississauga facility and partly due to the lower demand as a result of depressed United States market. For the nine months ended August 31, 2011 and 2012, our average B100 sales price per gallon was $5.10 and $4.57, respectively, a decrease of $0.53 per gallon, or 10%. Gallons sold for the nine months ended August 31, 2011 and 2012 were 1.17 million and 1.13 million, respectively, a decrease of 40,000 gallons, or 3%. The uncertainty about the integrity of some RINS in the United States caused the demand for B100 to be lower than expected in the first half of fiscal 2012. It was reported by the EPA in late 2011 that two U.S. producers had sold invalid RINS. The increased due diligence by buyers of RINS has created a decrease in the demand for RINS which in turn has affected the demand for biodiesel.

Feedstock. For the nine months ended August 31, 2011 and August 31, 2012, feedstock sales were $540,000 and $354,400, respectively, a decrease of $185,600, or 34%.  In the more recent period, with some variations in quantities, we were able to source additional feedstock as well as other products related to the production of biodiesel on the spot market that we resold immediately to our customers in Canada at a profit. We intend to continue with this strategy as opportunities arise to generate additional profit.

Glycerin. For the nine months ended August 31, 2011 and 2012, Glycerin sales were $95,200 and $49,900, respectively, a decrease of $45,300, or 48%. This decrease was as a result of lower production of glycerin, which is a byproduct of our biodiesel production.

Government incentives. For the nine months ended August 31, 2011 and 2012 we received $322,900 and $252,700, respectively, as incentive payments from the Canadian Government. The decrease of $70,200, or 22% in the more recent period was due to decrease in production and also, due to ecoENERGY audit adjustments for fiscal years 2010 and 2011 concluded in the quarter ended August 31, 2012.

Equipment sales. We generated $261,800 from equipment sales for the nine months ended August 31, 2011, which consisted primarily of the sale of an equipment kit. For the nine months ended August 31, 2012 we had negative revenues of ($241,300) due to an oil processing research and development related equipment sold in fiscal year 2011 was returned under our warranty.

Royalties. We received royalties of $73,900 during the nine-month period ended August 31, 2011 from two network members that purchased our Denami 600 processors late in fiscal 2010. Royalties for the nine months ended August 31, 2012 were $58,000, a decrease of  $16,000 in the 2012 fiscal period which is immaterial. Our customers own the Denami 600 processors, but license the software and monitoring system from us in exchange for an ongoing royalty payment of $0.11 per gallon of biodiesel produced by their Denami 600 processors.

Other. Other revenue includes sales of consulting services, delivery charges, lab and shop supplies, storage and rental income. Other revenue for the nine months ended August 31, 2011 and 2012 was $36,700 and $164,700, respectively, an increase of $128,000, or 348%, primarily due to an increase in storage charges and rental income from the sub-lease of space adjacent to our Mississauga facility.

(20)

Cost of goods sold. Our cost of goods sold for the nine months ended August 31, 2011 and 2012 were $6.03 million and $5.18 million, respectively, a decrease of $850,000, or 14%, from the first nine months of fiscal 2011 to the first nine months of 2012. This decrease was primarily due to costs associated with the decreased sales price and decreased quantity of biodiesel sold in the nine months ended August 31, 2012.

Biodiesel cost of goods sold decreased 9% from the first nine months of fiscal 2011 compared to the same period in fiscal 2012, or from $5.4 million for the nine months ended August 31, 2011 to $4.9 million for the nine months ended August 31, 2012. If the average feedstock price and the price paid for biodiesel purchased from other biodiesel producers in Canada remained constant from the nine months ended August 31, 2011 to the end of the same period in 2012, the decrease in gallons of biodiesel sold would have resulted in a $174,000 decrease in the related biodiesel cost of goods sold. The decrease in average feedstock prices from the nine months ended August 31, 2011 to the end of the same period in 2012 resulted in $102,000 of the decrease in biodiesel cost of goods sold and the higher price paid for biodiesel purchased from others resulted in $209,000 of this decrease.

All other costs of goods sold, excluding biodiesel cost of goods sold, for the nine months ended August 31, 2011 and 2012 were $641,000 and $278,000, respectively. The decrease was mainly due to the cost of return of an equipment kit sold in the first nine months of fiscal 2011 and no significant equipment sold in the first nine months of 2012.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the nine months ended August 31, 2011 and 2012 were $1.68 million and $3.22 million, respectively, an increase of $1.54 million or 92%. The increase in the more recent period was mainly related to an increase in salaries and wages and stock option expense of $608,000, an increase in professional charges of $192,000 and a one-time non-cash charge for penalty shares of $399,998 in the first nine months of fiscal 2012. The increases in salaries and wages and professional charge supported the higher level of operations, including expansion at our Sombra facility. The one-time charge related to a transfer of 52,151 shares of common stock by Softdiffusion SA, an existing shareholder, to a new shareholder reflecting penalty shares owed by us pursuant to an agreement with us and the new shareholder.  We recorded the estimated fair value of $399,998 for these shares as part of the general and administrative expenses with a corresponding credit to additional paid-in capital.

Other income (expenses). Other expenses were $30,800 and $130,480 for the nine months ended August 31, 2011 and 2012, respectively. These amounts relate to accruals for interest expense associated with loans extended to us from two stockholders, one director and TCE Capital. The increase was due to increases in the principal balance of the loans.

Income taxes. No income tax expense or benefit was recorded during the nine months ended August 31, 2011 and 2012 due to ongoing taxable losses and the uncertainty of their ultimate realization. As of August 31, 2012, we were not subject to any uncertain tax exposures.

Net loss. Our net loss for the nine months ended August 31, 2011 was $448,349 and increased $2.28 million, or by 509%, to $2.73 million for the nine months ended August 31, 2012 due primarily to the $1.48 million decrease in revenues and resultant $636,000 decrease in gross profit, and the $1.55 million increase in selling, general and administrative expenses to support our higher level of operations, which included the development of our Sombra facility and a one-time charge for penalty shares of $399,998.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations was financed through the sale of our capital stock. At November 30, 2011 and August 31, 2012, we had cash and cash equivalents of $1.7 million and approximately $200,170, respectively.

During the nine months ended August 31, 2012, we received cash proceeds of $1,985,051 from the private placement of shares of Common Stock. On March 12, 2012 and April 26, 2012, we borrowed a total of $1.0 million from one stockholder. These debts are unsecured, payable on demand and carry interest at 8% per annum.

(21)

On June 20, 2012, Methes Canada entered into a term loan facility with a lender that allows Methes Canada to borrow up to $1.5 million. The term loan, which was drawn in late June 2012, is repayable in 12 months and bears interest at 23% per annum. The loan is repayable by Methes Canada after six months upon payment of a penalty equal to one-month's interest. The facility is guaranteed by the Company and collateralized by a general security agreement from Methes Canada and a first collateral mortgage on certain assets located at our Sombra facility. The facility prohibits payment of debt in excess of $550,000 owed by the Company to certain of our stockholders and directors during the life of the facility and contains other customary debt covenants. The facility also provides that, beginning October 1, 2012, any additional operating losses incurred by Methes Canada must be financed by stockholders or new equity funding.

On October 30, 2012, we consummated our IPO pursuant to which we sold 560,000 Units at a price of $5.00 per Unit and raised net proceeds of approximately $2.3 million, after deducting the underwriting discount and estimated offering expenses. We expect to use the net proceeds from our IPO for working capital, to pay development expenses at our Sombra, Ontario facility and to support our marketing and sales efforts.

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended August 31, 2011 and 2012:

	(Amounts rounded to nearest thousands) Nine Months Ended August 31,
	2011	2012
Net cash flows used in operating activities	$(381)	$(1,129)
Net cash flows from investing activities	(185)	(4,496)
Net cash flows from financing activities	1,243	4,132
Net change in cash and cash equivalents	677	(1,493)
Cash and cash equivalents, end of period	$875	$200

Operating activities. The net cash used in operating activities for the nine months ended August 31, 2011 of $381,000 reflects $448,000 in net losses from operations, which includes total non-cash charges for depreciation, amortization and stock compensation expense of $210,000. It also included a net working capital decrease of $143,000, which included an increase in accounts payable and accrued liabilities of $957,000 and an increase in deferred revenue of $490,000, which was partially offset by an accounts receivable increase of $849,000, an increase in inventories of $619,000 and an increase in customer deposits and prepaid expenses of $122,000. This resulted in net cash used in operations of $381,000.

Net cash used in operating activities was $1.13 million for the nine months ended August 31, 2012. For the nine months ended August 31, 2012, the net loss was $2.73 million, which includes total non-cash charges for depreciation, amortization, stock compensation expense, penalty share expense and unrealized foreign exchange loss of $819,000. The net cash used in operating activities included a net working capital increase of $780,000. Working capital increases were a result of a decrease in accounts receivable of $708,000, a decrease in inventories of $44,000 and an increase in accounts payable and accrued liabilities of $42,000, offset by an increase in prepaid expenses and deposits of $14,000. The net result was cash used in operations of $1.13 million. Our current operating cash requirement is approximately $213,000 per month. However, once our Sombra facility commences full-scale production, we expect to generate positive cash flow from operations.

Days' sales outstanding increased from 40 days for the nine months ended August 31, 2011 to 48 days for the nine months ended August 31, 2012 as a result of slow paying customers.

Inventory turnover was fourteen times for the nine months ended August 31, 2011and six times for the nine months ended August 31, 2012 as a result of decline in sales.

(22)

Investing activities. Net cash used in investing activities for the nine months ended August 31, 2011 was $185,000, consisting of payments for additions to property, plant and equipment. Net cash used in investing activities for the nine months ended August 31, 2012 was $4.5 million, consisting of cash payments for the two Denami 3000 processors and for additions to property, plant and equipment, mainly representing costs related to our Sombra facility.

Financing activities. Net cash provided from financing activities for the nine months ended August 31, 2011 was $1.24 million, which was financing from private issuances of common stock of $1.07 million and financing from related parties. Net cash provided from financing activities for the nine months ended August 31, 2012 was $4.13 million, which included cash proceeds received from private issuances of common stock of $2.03 million, short term loan of $1.46 million and financing from related parties.

As of August 31, 2012, due in large part to the funds spent to develop and build our Sombra facility, we had a working capital deficiency of $3,377,377. In addition, during the nine months ended August 31, 2012, we incurred a loss of $2.73 million and had negative cash flow from operations of $1.13 million.

As described above, on October 30, 2012, we consummated our IPO pursuant to which we sold 560,000 Units and raised net proceeds of approximately $2.3 million.  We expect to use the net proceeds from our IPO for working capital, to pay development expenses at our Sombra facility and to support our marketing and sales efforts.

We anticipate that our Sombra, Ontario  facility will generate positive cash flow from operations and will operate profitably once full-scale commercial operation is achieved.. It is management’s opinion that the anticipated positive cash flow from operations along with the IPO proceeds raised will be sufficient to meet our cash requirements for at least the next 12 months.

Capital Expenditures. We have expended $7.76 million to purchase our Sombra facility, retrofit that facility and equip it so it can begin full scale production of biodiesel when it receives EPA approval, which was received on October 12, 2012. These funds were expended as follows: $2.03 million for the original purchase price of the facility; $1.27 million for the costs of retrofitting and $4.35 million for Denami 3000 processors, storage tanks and other production equipment. The funds used to purchase and complete the Sombra facility were provided by the cash proceeds from private sales of common stock, monies borrowed from a stockholder and a $1.5 million term loan. We plan to use approximately $1.5 million of the proceeds of the IPO to purchase and install an evaporator at our Sombra plant, add additional storage tanks for feedstock and biodiesel, and update part of the rail system at the plant. There are no commitments for such proposed capital expenditures.

Future commitments. On March 28, 2012, we entered into a lease agreement to lease 10 additional rail cars which are due to be delivered in May 2013. The monthly commitment is for $8,700 or $104,400 annually. We otherwise have no material commitments for future capital expenditures.

(23)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to “Note 2 - Summary of Significant Accounting Policies” to our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and chief financial officer each concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(24)

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On October 12, 2012, our registration statement on Form S-1 (File No. 333-182302) for our IPO was declared effective by the SEC.  The managing underwriter for the IPO was Paulson Investment Company, Inc.

On October 30, 2012, we consummated our IPO pursuant to which we sold 560,000 Units at a price $5.00 per Unit, and raised net proceeds of approximately $2.3 million after deducting the underwriting discount of $252,000, the representative’s and non-accountable expense allowance of $84,000 and other estimated offering expenses of $180,000.  Each Unit consists of (i) one share of Common Stock, (ii) one Class A Warrant and (iii) one Class B Warrant.  No payments were made by us to directors, officers or persons owning ten percent or more of our Common Stock or to their associates, or to our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on October 29, 2012 pursuant to Rule 424(b). Pending such uses, we plan to invest the net proceeds in short-and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
____________

**To be provided by amendment pursuant to Rule 405(a)1(ii) of Regulation S-T.

(25)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METHES ENERGIES INTERNATIONAL LTD.

Dated: November 24, 2012	By:	/s/ Michel G. Laporte
Michel G. Laporte
Chief Executive Officer (Principal Executive Officer)

Dated: November 24, 2012	By:	/s/ Edward A. Stoltenberg
Edward A. Stoltenberg
Chief Financial Officer (Principal Financial Officer

(26)