Form 10-K
period 2012-11-30
METHES ENERGIES INTERNATIONAL LTD
filed 2013-02-25
CIK 1436549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission File Number: 001-35652

METHES ENERGIES INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Nevada	71-1035154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D-272, Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 932-9964

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, Class A Warrants and Class B Warrants (par value $0.001 per share)	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐   Accelerated Filer   ☐   Non-accelerated Filer   ☐   Smaller Reporting Company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No ☑

On May 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter there was no trading market for the registrant’s common stock. The registrant’s common stock began trading on the NASDAQ Capital Market on November 26, 2012.

As of February 22, 2013, the registrant has 6,978,169 shares of Common Stock issued and outstanding.

Documents Incorporated By Reference

The information in response to Part III, Items 10, 11, 12, 13 and 14 of this Report are incorporated herein by reference to the Registrant’s Definitive Proxy Statement, to be filed on or before March 30, 2013, with respect to its Annual Meeting of Stockholders for the fiscal year ended November 30, 2012.

Cautionary Statement Regarding Forward-Looking Information

This Form 10-K contains “forward looking information” within the meaning of applicable securities laws. Such statements include, but are not limited to, statements with respect to the Company’s beliefs, plans, strategies, objectives, goals and expectations, including expectations about the future financial or operating performance of the Company and its projects, capital expenditures, capital needs, government regulation of the industry, environmental risks, limitations of insurance coverage, and the timing and possible outcome of regulatory matters, including the granting of patents and permits. Words such as “expect,” “anticipate,” “intend,” “attempt,” “may,” “will,” “plan,” “believe,” “seek,” “estimate” and variations of such words and similar expressions are intended to identify such forward looking information. These statements are not guarantees of future performance and involve assumptions, risks and uncertainties that are difficult to predict.

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

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward-looking information include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labour disputes; risks associated in delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and the inability of the Company to control commodity prices; risks associated with the regulatory environment within which the Company operates; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking information are discussed in more detail in the section entitled “Risk Factors” in this document.

The Company does not intend to, and the Company disclaims any obligation to, update any forward-looking information (including any financial outlooks), whether written or oral, or whether as a result of new information, future events or otherwise, except as required by law.

All references in this Form 10-K to “Company,” “Methes,” “we,” “us,” or “our” refer to Methes Energies International Ltd. and its wholly owned subsidiaries Methes Energies Canada Inc. and Methes Energies USA Ltd. unless the context otherwise indicates.

We have rights to the trademarks Methes Energies and Design, Methes, The Biodiesel Company and Denami.

PART I

ITEM 1.	BUSINESS

Overview

We are a renewable energy company that offers an array of products and services to a network of biodiesel fuel producers. We also market and sell in the U.S. and Canada biodiesel fuel produced at our small-scale production and demonstration facility in Mississauga, Ontario, Canada, and have recently commissioned and are scaling-up biodiesel production at our new facility in Sombra, Ontario, Canada. In fiscal 2011 and 2012, our largest source of revenue was from the sale of biodiesel fuel produced by others.

Among other services, we sell feedstock to our network of biodiesel producers, sell their output in the U.S. and Canada, provide them with proprietary software used to operate and control their processors, remotely monitor the quality and characteristics of their output, upgrade and repair their processors, and advise them on adjusting their processes to use varying feedstock and improve their output. Through the accumulation of production data from our network, we are equipped to provide consulting services to network members and other producers for operating their facilities, maintaining optimum production and solving production problems. In addition, we provide assistance to network members and others in production site selection, site development, installation of equipment and commissioning of processors. For our network services and the license of our operating and communications software, we receive a royalty from network members based on gallons of biodiesel produced.

Network members currently produce biodiesel through use of Denami 600 processors purchased from us, which have a maximum rated capacity of 1.3 million gallons per year, or mgy, of biodiesel, and starting in 2013 may purchase one of our new Denami 3000 processors designed to produce up to 6.5 mgy of biodiesel. We market Denami processors designed to meet the needs of 2 to 20 mgy biodiesel producers. We believe that small and medium-scale producers will be the fastest growing segment of the biodiesel market. Our processors are flexible and can use a variety of virgin vegetable oils, used vegetable oil and rendered animal fat feedstock, allowing operators to take advantage of feedstock buying opportunities. Our Denami processors operate automatically in a continuous flow mode and can be rapidly fine-tuned to adjust to feedstock and production variables. In addition to low production and labor costs, our processors minimize electrical use and utilize water only in closed loop components. The absence of waste water discharge has facilitated obtaining environmental permits for our facilities and those of our customers.

We expect to achieve economies of scale for our network members by bulk purchasing feedstock, methanol, catalyst and other biodiesel related products and negotiating more favorable sales prices through the sale of larger quantities of biodiesel and glycerin for these members. Achieving our growth plan will enable us to spread fixed overhead costs over a larger revenue base.

In May 2012, we completed construction and installation of two of our new intermediate-scale Denami 3000 processors at our Sombra facility. Our Denami 3000 processors at the Sombra plant have been favorably tested during full-scale operation for a few days in July 2012 and received United States EPA approval on October 4, 2012. We began commercial operation and formal training of our employees at the Sombra, Ontario facility in November 2012.

Growth Plan

We plan to expand our business by (i) developing a computer-linked, North American network of small and medium-scale independent biodiesel producers, (ii) adding to our production capacity at our Sombra location, (iii) marketing and selling our Denami processors in Europe, Asia and South America, and (iv) expanding our consulting services. The network is intended to provide us not only with royalties but also with opportunities to offer additional services to network members, such as sales of feedstock and process monitoring services. Purchasers of our Denami processors benefit from the computer-linked, real-time monitoring services which improve the quality of processor output and processor efficiency. Other small and intermediate producers can take advantage of our upgrade, repair and service capabilities. We may also offer to purchase biodiesel from computer-linked network members and others. Specific steps contemplated by our growth plan include:

●
Expand our biodiesel production network. We believe that our existing small network can be expanded. We already consult with entrepreneurs, existing producers and other businesses seeking to enter into small and intermediate-scale biodiesel production. We expect most new members of our network will be purchasers of our Denami processors, but certain network services will be open to other small and intermediate producers.

●
Increase production capacity. We began commercial operation and formal training of our employees at the Sombra, Ontario facility in November 2012. Depending upon the availability of financing, we plan to further increase capacity at our Sombra facility by another 13 mgy by May 2014.

●
Increase marketing and sales of Denami processors. We plan to begin selling our new 6.5 mgy Denami 3000 processors to potential members of our North American network as well as to other purchasers outside the areas served by our network. We also plan to offer our processors in Europe, Asia and South America. We believe there is demand for small and intermediate biodiesel processors in these regions that we have been unable to exploit because of our small size, limited resources and small marketing staff. We intend to hire additional marketing and sales personnel upon completion of this offering in order to pursue our growth plan. We did not sell any Denami processors to third parties in fiscal 2011 and 2012.

●
Expand consulting services. We plan to offer consulting services to other biodiesel producers in North America, providing them with solutions to production process, quality, sourcing and marketing problems. We also expect to offer additional “turnkey” services to those considering entry into the biodiesel industry, including assistance in finding suitable production sites, setting up production facilities, obtaining required zoning approval and environmental permits, and installing production equipment. We believe that our strong research and development background and our experience in providing these services give us a clear advantage in offering these services.

Competitive Advantages

We believe we have a number of competitive advantages that will contribute to our ability to achieve our growth plans:

●
Experience in operating a biodiesel producers’ network. We have operated an interconnected computer-linked network of biodiesel producers since 2010 and have the background, knowledge and skills to assist network members in acquiring feedstock, marketing and selling their biodiesel output, refining and improving production processes and resolving any production difficulties. At present, our network consists of four production facilities, two of which are owned by us. Data collected from an expanded network of members will enhance our biodiesel trading and consulting services.

●
Multiple revenue streams. We derive revenue from sale of our biodiesel and biodiesel produced by others, feedstock sales, equipment sales, government incentives, royalties and miscellaneous other revenues. In fiscal 2011 and 2012, respectively, these revenue sources contributed the following percentages of our total revenue: internal biodiesel production 29.5% and 39.2%; biodiesel re-sales 53.1% and 49.3%; feedstock sales 7.1% and 6.0%; equipment sales 2.2% and (3.7%); government incentives 4.4% and 4.6%; royalties 0.9% and 1.0%; and other 1.7% and 2.8%. These diverse revenues sources and the synergies among the different parts of our business reduce the seasonality of our business and our dependence on any one market.

●
Sophisticated proprietary technology. Our processors are controlled by proprietary and encrypted software developed by us which provides real-time information to the operators and our Canadian operating headquarters, and permits remote monitoring and control of our members’ processors. The real-time information provided includes the quantities of oil, methanol, catalyst and other feedstock components consumed; the flow rate of material through the system; the temperatures at which each of the system components operate; and the output derived and elapsed time for each processing component.

●	Products designed for small and intermediate scale producers. Our Denami 600 and Denami 3000 processors are specifically designed to meet the needs of 2 to 20 mgy producers, and require a relatively small capital investment and less time to complete a production facility. Production is scalable as additional units can then be added with relative ease to increase capacity. Expanding production through individual units also provides more flexibility in processing different feedstocks, as the production process can be grouped by type of feedstocks or by feedstock from a particular source.

●	Superior quality assurance processes. We regularly receive samples of biodiesel output from network members so we can provide the highest level of quality assurance to our customers. In addition, we continuously monitor production processes for network members. These quality assurance processes enable us to assure compliance with applicable industry purity standards and offer consistent product quality.

●	Superior product design. Our Denami processors are engineered to offer the following advantages:

●	Adaptability to multiple feedstocks. Unlike most equipment now in production, our Denami processors can use a variety of feedstocks, including soy oil, canola oil, used vegetable oil, used cooking oil, pork lard and beef tallow, to produce high-quality biodiesel which enables us and our network members to purchase in the market whatever feedstock is then most economical.

●	Modular component design. As the biodiesel industry matures, the regulatory standards will likely continue to evolve, which will require modifications to current production processes and upgrades to existing equipment. The modular design of the Denami 600 and Denami 3000 allows components to be removed, repaired or replaced without replacing the entire unit, thus permitting upgrades to components of the process to be made in a cost-effective manner.

●	Small footprint and short build time. Our Denami processors are compact and can be installed in a footprint as small as 11 feet wide by 16 feet long and 16 feet high, and can be manufactured in as little as 16 weeks unlike many other processors which require more than seven months to build.

Biodiesel Industry Background

Biodiesel is an engine fuel produced from vegetable oils and animal fats that has favorable environmental and lubrication characteristics when used as a blend with or alternative for petroleum-based diesel fuels. Federal and state environmental requirements and incentives, particularly the Renewable Fuel Standard program and RFS2 there under, have encouraged the production and use of biodiesel in recent years. U.S. biodiesel production in 2012 was estimated at nearly 1.1 billion gallons. Canadian biodiesel production is still in its infancy with its first federally mandated use of 2% renewable in diesel and home heating oil which began on July 1, 2011.  With only 13 biodiesel production facilities in Canada, mostly small were operating in 2012 with an estimated production of 54 million gallons per year.

Rudolph Diesel designed the diesel engine in 1894 to run on peanut oil. Until recently, however, vegetable oils (biodiesel) have not been a significant source of energy for the diesel engine. Instead, petroleum-based distillate fuels became the primary energy source for a variety of heating, diesel fuel and electric power generation uses. According to the Energy Information Administration, the United States consumed approximately 57.2 billion gallons of distillate fuel in 2011, an increase of 1.2 billion gallons over 2010. Diesel fuel makes up approximately two-thirds of the distillate fuel use and fuel oil approximately one-third. The major distillate market segments include “on-highway” with 65 percent of the market; “residential” with 7 percent; “farm” and “commercial” with 5 percent; and “railroad,” “industrial” and “off-highway” with approximately four percent each.

The biggest change in the diesel fuel market in the past decade has been the requirement to decrease regulated emissions, principally in the “on-highway” portion of the market. This has required diesel fuel refineries to produce fuel with lower sulfur content. Effective June 2006, all diesel fuel was required to have a sulfur content of less than 15 parts per million. A problem encountered with “ultra low sulfur diesel or “ULSD” is decreased lubricity of the fuel. All diesel fuel injection equipment depends on diesel fuel for lubrication of internal moving parts, which reduces equipment wear and premature breakdown. Accordingly, producers and distributors of ULSD are under pressure to find additives or other means to increase the lubricity of their diesel fuels.

The U.S. federal government began encouraging biodiesel production in 2000. The 2002 Energy Bill provided producers of biodiesel a tax credit of $0.80 per gallon, and mandated that all federal, state and local governments with diesel-powered vehicles and diesel-powered equipment use a mixture of 2 percent biodiesel (B2). As of late 2011, the National Biodiesel Board, a trade association, estimates that there is capacity to produce approximately 2 billion gallons of biodiesel in the United States annually.

The Canadian federal government began the ecoENERGY for Biofuels Program in 2008 to support the production of renewable alternatives to gasoline and diesel. Under this incentive program Canadian producers of biodiesel receive incentive payments per gallon of biodiesel produced in declining amounts through 2017 when the incentive program ends. In addition, the Canadian Government has adopted regulations requiring 2% renewable content in diesel and heating oil starting July 1, 2011, with an 18-month compliance period to meet that volume requirement.

Benefits of Biodiesel: Environmental and Lubricity

Biodiesel, which is produced from animal and vegetable oils, can be used as a fuel in its pure form or blended with petroleum distillate in any percentage to ensure proper performance in diesel engines. Fuel-grade biodiesel must be produced in compliance with ASTM D6751, a standard issued in December 2001 by ASTM International, formerly known as the American Society for Testing and Materials. Issuance of this specification has been crucial in standardizing fuel quality for biodiesel in the U.S. market and increasing the confidence of consumers and engine makers. Although Canada has yet to establish its own standards for biodiesel, The Canadian General Standards Board (CGSB) recognizes ASTM D6751 as part of a Canadian biodiesel specification.

According to the National Biodiesel Board, biodiesel is the only alternative fuel to have fully completed the health effects testing requirements of the 1990 Clean Air Act Amendments. Biodiesel that meets ASTM D6751 requirements is a legal motor fuel that may be sold and distributed in the United States. It has been registered as a fuel and fuel additive with the EPA and meets clean diesel standards established by the California Air Resources Board. According to the National Biodiesel Board, biodiesel, in pure form, has been designated as an alternative fuel by the U.S. Department of Energy and the U.S. Department of Transportation.

Based on a comprehensive technical report of biodiesel emissions data released by the EPA, the use of biodiesel (B100) can reduce emissions of particulate matter by up to 47 percent when compared to petroleum diesel in unmodified diesel engines. The report also verified a 67 percent reduction in unburned hydrocarbons and a 48 percent reduction in carbon monoxide with pure biodiesel. However, there was a 10 percent increase in NOx emissions compared with petroleum diesel fuel.  Source: EPA, A Comprehensive Analysis of Biodiesel Impacts on Exhaust Emissions (Oct. 2002).  Biodiesel is the only alternative automotive fuel to have successfully completed the Tier I and Tier II health effects testing requirements of the Clean Air Act Amendments of 1990. The results of the tests concluded that biodiesel is nontoxic and biodegradable, and posed no known threat to human health.

To assist in ensuring that biodiesel is produced and maintained at the ASTM D6751 industry standard, the National Biodiesel Board created the National Biodiesel Accreditation Commission (the “NBAC”) to certify producers and marketers of biodiesel that successfully meet the accreditation criteria as “Accredited BQ9000 Producers.” Accreditation is awarded following a successful formal review and audit of the capacity and commitment of the applicant to produce or market biodiesel fuel that meets the ASTM D6751 specification for Biodiesel Fuel (B100) Blend Stock for Distillate Fuels. The accreditation process is comprehensive and includes a detailed review of the applicant’s quality system documentation, followed by a formal audit of the applicant’s conformance to its system. The BQ9000 accreditation is voluntary and optional. Our Mississauga and Sombra facilities are not BQ-9000 accredited although we may seek such accreditation once our Sombra facility has begun full-scale production and completed the required review and audit procedures.

In addition to its lower emissions than petroleum-based diesel, the better lubricity characteristics of biodiesel have caused it to emerge as an attractive alternative fuel or blending resource. According to the National Biodiesel Board, bench-scale testing has shown that a one percent biodiesel blend can improve the lubricity of diesel fuel by up to 65 percent, depending on the base diesel fuel product. Subject to the adaptability of the engine or use, biodiesel can be blended or used in any ratio, ranging from one percent (B1) to 100 percent (B100).

Market Overview

Since biodiesel has been more expensive to produce than petroleum-based diesel fuel over the past few years, the biodiesel industry is dependent on government programs that support a market for biodiesel that might not otherwise exist. Stimulated largely by federal, state and provincial government environmental regulations and incentives, the biodiesel market has grown substantially in recent years. According to the website of the National Biodiesel Board, biodiesel production reached approximately 250 million gallons in 2006 and 1.1 billion gallons in 2011. In the United States and Canada, there were 204 biodiesel facilities as of May 2012 with the capacity to produce approximately 3.1 billion gallons of biodiesel annually.

The future demand for biodiesel will depend in part on whether federal and state government incentives and mandates are maintained and expanded and on the demand for diesel fuel in general, which is relatively large but growing slowly. We believe the demand for biodiesel may increase as automobiles and small trucks shift to using diesel to take advantage of the benefits of biodiesel and biodiesel blends.

Biodiesel is one of the fastest growing alternative fuels in the United States. In January 1999, there were only a few fleets buying and using biodiesel. According to information published on company websites, as of May 2012, several hundred major fleets have implemented biodiesel programs across the country, including federal fleets such as the U.S. Postal Service, the U.S. Air Force, the U.S. Army, the U.S. Department of Energy and NASA; state fleets in Ohio, Iowa, Virginia, Missouri, Delaware and New Jersey; city buses such as Cincinnati Metro in Cincinnati, Ohio and the Bi-State in St. Louis, Missouri; and major public utility fleets such as Commonwealth Edison, Florida Power and Light, Duke Energy, Georgia Power, Alabama Power and others. The Company believes that this growth is spurred in part by three principal factors: (1) standards established by the ASTM, (2) health effects testing criteria by the federal EPA, and (3) the necessity to comply with standards established under the Energy Policy Act of 1992.

The biodiesel market in Canada is expected to develop in a manner similar to the U.S. market. In order to meet the mandate of 2% biodiesel content in Canada, 158 mgy of biodiesel was required by the end of the first compliance period on December 31, 2012.

We believe, based on the number of small and intermediate size production facilities now existing or under development in the United States and Canada and the number of additional investors that may seek to enter into biodiesel production, that the market for the services we provide to members of our network and other biodiesel producers will be strong over the next several years. Our services facilitate the marketing of biodiesel by our network members, enable network members to achieve production efficiencies by purchasing feedstock through us which provides the highest yield at the lowest cost, provide potential new biodiesel producers with the benefit of our “turnkey” services and otherwise assist network members in efficiently running their production processes and remediating production problems.

Government Incentives

United States

The U.S. federal government and various state governments have created incentive programs to encourage biodiesel production in the United States The federal incentive programs include direct payments to eligible U.S. producers for increased biodiesel production. State incentive programs include tax exemptions and credits for U.S. producers. We compete with U.S. biodiesel producers that benefit from the programs described below, and as a result they may affect our ability to be competitive in the U.S. biodiesel market.

U.S. Biodiesel Tax Credits. The first biodiesel-specific tax incentives were adopted as part of the American Jobs Creation Act of 2004. Under these incentives, federal income and excise tax credits are available to certain distributors and blenders of biodiesel and agri-biodiesel. The incentives were designed to reduce the price of and increase the demand for biodiesel. The federal credits expired on December 31, 2011. However, certain states, such as Illinois, exempt biodiesel from sales or fuel excise taxes.

U.S. Energy Policy Act of 2005: The Energy Policy Act of 2005 established a renewable fuel standard or RFS, for automotive fuels. The RFS was expanded by the Energy Independence and Security Act of 2007. The RFS requires the use of renewable fuels (including ethanol and biodiesel) in transportation fuel. In 2013 the EPA is proposing a renewable fuel standard calling for 16.55 billion gallons of renewable fuel, compared to 2011 when fuel suppliers were required to include 13.95 billion gallons of renewable fuel in the national transportation fuel supply; this requirement increases annually to 36 billion gallons in 2022. The expanded RFS also specifically mandated the use of “advanced biofuels”- fuels produced from non-corn feedstocks and with 50% lower lifecycle greenhouse gas emissions than petroleum fuel-starting in 2009.

Of the 36 billion gallons required in 2022, at least 21 billion gallons must be advanced biofuel. There are also specific quotas for cellulosic biofuels and for biomass-based diesel fuel. On May 1, 2007, the EPA issued a final rule on the original RFS program detailing compliance standards for fuel suppliers, as well as a system to trade renewable fuel credits between suppliers. On March 26, 2010, the EPA issued final rules for the expanded RFS2 program, including lifecycle analysis methods necessary to categorize fuels as advanced biofuels, and new rules for credit verification and trading. While this program is not a direct subsidy for the construction of biofuels plants, the guaranteed market created by the renewable fuel standard is expected to stimulate growth of the biofuels industry and to raise prices above where they would have been in the absence of the mandate.

Under this act, a U.S. domestic producer or an importer of biodiesel produced by a foreign renewable fuel producer approved by the EPA generates 1.5 RIN units for each gallon of biodesel produced in or imported into the U.S., which units can be sold on an established market.

Canada

Canadian Federal ecoENERGY for Biofuels Program. The ecoENERGY for Biofuels Program is aimed at helping producers of renewable alternatives to gasoline or diesel by providing financial incentives. Financial incentives are provided for the number of liters produced in Canada and sold anywhere, based on fixed declining incentive rates established by the program and as agreed upon in each contribution agreement. The incentive for biodiesel (converted to U.S. dollars per gallon at the exchange rate in effect on November 30, 2012) was $0.74 per gallon for the April 1, 2010 through March 31, 2011 program year, and will decline in steps to $0.15 per gallon for the 2016-2017 program year, at the end of which the program is scheduled to end.

Canadian Provincial Road Tax Exemption for Biodiesel. Provincial jurisdictions have acted individually to implement biodiesel initiatives to stimulate biodiesel production and investment. British Columbia, Ontario and Manitoba are the only provinces that offer tax exemption. The province of Ontario exempts biodiesel from its road tax at CDN $0.143 per liter and British Columbia has introduced a tax exemption of CDN $0.15-$0.21 per liter for biodiesel when used in blends from 5-50% with petroleum diesel. The Manitoba government no longer collects road and provincial sales tax on pure biodiesel of CDN $0.115 per liter. In addition, Manitoba released a CDN $1.5 million support program for biodiesel production.

Other Canadian National and Provincial Requirements. Biodiesel demand in Canada is expected to grow significantly in 2012 and 2013 due to Canada’s renewable fuel policies. Those policies require a 2% renewable blend into Canadian petroleum-based diesel and heating oil beginning July 1, 2011 for an estimated 158 mgy by the end of the first compliance period on December 31, 2012. Additionally, several Canadian provinces maintain provincial blend requirements, including a 2% biodiesel blend requirement into diesel fuel in Manitoba as of November 2009, a 4% renewable fuel content in British Columbia that increased to a 5% renewable fuel content requirement in January 2012, and a 2% renewable fuel content requirement in Alberta as of April 2011. According to the Canadian Renewable Fuels Association, there is 54 mgy of operating production capacity in Canada. Therefore, we expect biodiesel production in Canada to increase significantly to satisfy higher demand levels pursuant to the recently enacted national blend requirements.

Our Biodiesel Production Process

The production of biodiesel, or methyl esters, is a well-known chemical process that has been used for decades in the soaps and detergents industry. There are three basic chemical routes to produce methyl esters from oils and fats: base-catalyzed transesterification of oil with methanol; direct acid catalyzed esterification of oil with methanol; and conversion of the oil to fatty acids, and then to methyl esters with acid catalysis. Each of these transesterification processes describe complex organic chemical reactions in which existing esters are transformed into methyl esters through the use of differing catalysts or reactants. Denami processors use only the base-catalyzed transesterification method. This is the most economical process technology, and most methyl esters are produced using it. The base-catalyzed transesterification method is a low-temperature (160–180° F) and low-pressure (15 to 30 psi) chemical process that yields high conversion (98 percent) with minimal side reactions when feedstocks low in free fatty acids are used. In our processors, for every 100 pounds of oil feedstock and 10 pounds of methanol in the presence of a base catalyst, we produce 100 pounds of biodiesel and 10 pounds of glycerin. To speed the conversion, we input added methanol which is recovered for reuse. Generally, we use sodium methylate as our base catalyst.

Our Denami processors produce ASTM biodiesel in an automated, remotely controlled, continuous flow process. The Denami 600 processor produces 600 liters per hour, and the Denami 3000 produces 3,000 liters per hour of grade B100 biodiesel fuel, which exceeds current ASTM biodiesel standards. We believe that our Denami 600 was the industry’s first compact, fully automated processor that offers the flexibility of using a wide variety of feedstock options. Although in fiscal 2011 our Mississauga plant used primarily yellow grease (used cooking oil) as its feedstock, it can use such common and widely available feedstocks as soy oil, canola oil, beef tallow or poultry fat.

Biodiesel Production Process

The Denami processor performs all critical processes needed to produce ASTM grade biodiesel, specifically:

●
The conversion process. The conversion process requires specific quantities of oil, methanol and catalyst in the heated and pressurized environment to successfully convert the oils to biodiesel that meet ASTM specifications. Parameters can be changed “on-the-fly” in order to cover a wide variety of feedstock options. After the conversion process, two products are produced: crude biodiesel and crude glycerin.

●
The separation process. The separation process uses a continuous gravity settling process. This is the most robust method of separation because it does not need to be configured for specific feedstocks.

●
The methanol recovery process. The crude biodiesel will have high methanol content. The methanol recovery process uses flash evaporation technology to recover the methanol and reuse it in the conversion process.

●
The polishing/refining process. The crude biodiesel is passed through a centrifuge to remove bulk impurities such as glycerin, soaps, salts and water. Then it is passed through a dry resin bed to remove the remaining trace amounts of impurities to produce ASTM-grade biodiesel.

●	The methanol removal process. The methanol removal process is designed to remove methanol from the polished biodiesel to meet either the ASTM D93 flashpoint test or EN14014 methanol content test.

●
The stabilization process. Biodiesel is naturally unstable and oxidizes when exposed to air. The stabilization process meters in the appropriate amount of antioxidants (stabilizers) to the biodiesel. After this process, the biodiesel is transferred to a storage tank and is ready to be sold.

We originally retained Turnkey Modular Systems Inc., or TKMS, to design our biodiesel processor. We purchased all of TKMS’s ownership rights to, and interest in, the intellectual property rights, including the design and specifications, for the Denami 600 biodiesel processor in March 2009. We developed the Denami 3000 in collaboration with TKMS and we now own all intellectual property rights to the  Denami 600  and  Denami 3000  processors. Since September 2007, we have retained TKMS as the exclusive manufacturer of our processors in the United States and Canada. We expect to continue to retain TKMS as the exclusive manufacturer of our processors until the expiration of the current term of our agreement in August 2015. Our decision to work with TKMS was based on quality, experience, industry track record, warranties, equipment capabilities, price and representations made by TKMS.

Research and Development

We regularly engage in research and development, primarily on the development, improvement and enhancement of the efficiency of our Denami processors and the software used to operate those processors. Generally, research and development activities are conducted at our Mississauga facility.

Denami Processor Sales

We offer our biodiesel processors for sale either alone or with a range of services up to a complete turn-key solution where we obtain the production facility site, manage the construction or renovation of the facility, obtain all necessary permits, and install the processor and related storage tanks, pipes, containment wall and truck-loading facility. If the customer desires, we will also manage and operate the facility in exchange for an additional fee.

After sale of a Denami processor, the customer is required to enter into a license agreement which grants the customer a non-exclusive, perpetual, royalty-bearing license to use our proprietary monitoring technology. Our licensed software allows the operation and maintenance of the Denami in an unmanned and remotely controlled environment. The license agreement requires the customer to pay us a royalty of CDN$0.11 per gallon, in perpetuity, for each gallon of biodiesel produced.

Maintenance and support services provided to purchasers of Denami processors include real-time monitoring of the customer’s processor(s) via our proprietary monitoring technology and in-process testing to ensure that the biodiesel produced meets quality standards. Furthermore, all Denami processors come with an extended warranty, pursuant to which we provide our customers, without charge and subject to the limits discussed below, labor and replacement parts for products that prove to be defective in material or workmanship and which result in the production of biodiesel that does not meet the applicable ASTM D6571 specifications. The warranty does not cover products or parts that are damaged due to accident, misuse, improper or insufficient maintenance, improper operation, and normal wear and tear. Warranty claims are not subject to any dollar limitation for the first year after commissioning, and are limited to CDN$25,000 per year for each year thereafter.

Our Facilities

Sombra Facility

Our Sombra facility utilizes two Denami 3000 processors capable of producing 13.2 mgy of biodiesel and 182 tons of glycerin per year. It is located on a 20.6-acre property near the St. Clair River in Sombra, Ontario. It is close to the border with the United States to which some of the biodiesel produced is expected to be shipped. Sombra is an excellent production location due to its proximity to oil refiners and extensive manufacturing infrastructure, including easy access by road, rail and water. We believe that due to its geographical location, the Sombra facility will play a key role in meeting the regional demand for biodiesel in the United States and Canada.

The Sombra facility site was formerly a refinery that produced oil, gas and chemical products. We purchased the facility from a third party in July 2008 for CDN$2,200,000. The property includes a production warehouse, rail access, storage tanks, loading area and office space. There are 3,600 feet of rail, four rail spurs, three switches, and a spill containment unit for unloading bulk liquid rail cars on the property. There are two pipelines that run from the site to the St. Clair River with a pump house to draw water and to discharge storm water. The electrical supply is 27,000 volts. The site currently has 27,163 square feet of buildings and 26 storage tanks with an aggregate capacity of 1,227,665 gallons.

The zoning of this property is regulated by the Planning Act of the Province of Ontario where this property is classified as M3-1 Industrial land. We have entered into several agreements with local authorities that restrict our use of the site, including agreements that we will not use the site for any purpose related to the manufacture or sale of choline chloride, specialty choline derivatives, monomethylamine, dimethylamine, trimethylamine, monomethylformamide or dimethylformamide, none of which are used in our production of biodiesel. We have not been notified of any environmental problems at the Sombra facility.

We have installed two Denami 3000 processors at the Sombra plant that were favorably tested during full operation for a few days in July 2012. We filed our application for EPA approval on July 21, 2012 and received approval on October 4, 2012. We began commercial operation and formal training of our employees at the Sombra, Ontario facility in November 2012. With further development, the site could accommodate two to four additional Denami 3000 processors.

Mississauga Facility

We operate a biodiesel production and demonstration facility in Mississauga, Ontario, Canada. The facility utilizes a single Denami 600 processor capable of producing 1.3 mgy of biodiesel. However, since this facility is also used as a demonstration site for sale of Denami 600 processors, as a test site for various animal and vegetable feedstocks, as well as for research and development, it does not generally operate at full capacity. The facility occupies 6,319 square feet, approximately 40 percent of which is corporate office space and the remaining 60 percent is used for the production of biodiesel. The facility contains six above-ground storage tanks. Five of these tanks have an aggregate capacity of 72,500 gallons of which two tanks are used for feedstocks, two tanks are used for biodiesel and one is used for glycerin. These tanks are located within a spill containment area that has been constructed as a dike-system using concrete block partial walls that are epoxy coated to be impervious to liquids. The last tank is for methanol and has a 11,138 gallon capacity. The methanol tank is separated from the feedstock and product storage within the containment area in a fire rated methanol room. The fire safety room complies with Provincial building and fire codes. We lease the Mississauga facility, but pursuant to the terms of the lease agreement, we own all of the equipment located at, and improvements to, the facility.

The plant is also used to demonstrate our production of biodiesel in an automated and remotely controlled environment and to test the different types of feedstock that could be used by us or our clients to produce biodiesel. A chemist is employed full-time on site to monitor the quality of the biodiesel produced at the Mississauga facility as well as to perform analysis of the raw materials used for the production of biodiesel.

Supplies

Feedstock

We currently process virgin animal fats, vegetable oil and used cooking oil at our facilities in Mississauga and Sombra. The Mississauga facility requires 5,000 tons of feedstock per year to run at full capacity, and we anticipate that the Sombra facility will require 50,000 tons per year to run at its full design capacity. We purchase animal fats, and used cooking and vegetable oils on the open market and have not previously entered into any definitive feedstock supply agreements to secure feedstock on favorable terms. All of the feedstock supplies utilized in our biodiesel production are readily available in the marketplace. We manage the risks associated with varying prices for our feedstock by utilizing the feedstock which will give us the highest effective yield based on the varying feedstock costs for different fats and oils and by purchasing feedstock that is available in the vicinity of our facility to minimize transportation costs.

Chemical Inputs

We purchase methanol, sodium methylate, acetic acid, sulfuric acid and caustic potash from various vendors and suppliers for use at our plants. All of these chemical inputs are readily available.

Transportation and Delivery

The Mississauga facility is accessible by road and the Sombra facility accessible by road and rail, and may in the future also be accessible seasonally by barge (the facility is approximately 3,000 feet from the St. Clair River). Feedstock is delivered to our production facility in Mississauga on a regular basis. We intend for the Sombra facility to be supplied by railcar as soon as full production begins, and have entered into an agreement with CSX Transportation with respect to the connection of our private tracks to CSX’s and CN’s rail lines. We currently have a leased fleet of 18 rail cars that we use to ship biodiesel and receive oil. At our Mississauga facility, the biodiesel is shipped by truck to Sombra to be transloaded into rail cars.

Whenever we are required to arrange for transportation of oil or biodiesel, we contract with local transport companies. To date, transportation has been readily available and priced competitively. We currently have no long-term agreement with a freight company.

Risk Management

The profitability of the biodiesel production business largely depends on the spread between prices for feedstock and for biodiesel fuel. We actively monitor changes in prices of these commodities and attempt to manage a portion of the risks associated with these price fluctuations. However, the extent to which we engage in risk management activities varies substantially from time to time, and from feedstock to feedstock, depending on market conditions and other factors. Adverse price movements for these commodities directly affect our operating results. In making risk management decisions, we may receive input from others with risk management expertise and could utilize research conducted by outside firms to provide additional market information.

Sales and Marketing

We market and sell two principal products to the biodiesel industry: Denami biodiesel processors and biodiesel (B100) fuel. We also sell glycerin as a by-product and offer services related to the production of biodiesel. We also purchase feedstock from various sources on the spot markets for our own use as well as for resale to certain customers.

Biodiesel

Sales and marketing of our biodiesel are handled by our in-house sales and marketing team. Our largest customer accounted for 83% of total revenue in 2011 and our three largest customers accounted for 39%, 26% and 21% of total revenue in 2012. The sales to these customers were made at spot market prices, and we have no binding off take agreements covering our production. There are additional potential customers for the biodiesel sold to these three largest customers, including potential customers already in our customer base, and we believe that the loss of one or more of these three customers would not have a material adverse effect on our business. We also sell our biodiesel directly to private fleet users and others who can blend our biodiesel with petroleum based diesel fuels. We expect our current customers or other wholesaler/marketers will sell most of our biodiesel to fuel users and retail locations in the United States and Canada. It is also our intention to approach private fleet users such as trucking companies to maximize market penetration and increase sales.

Our Mississauga facility currently sells almost all of its biodiesel into the United States market. Our Mississauga and Sombra facilities are registered with the EPA as Foreign Renewable Fuel Producers under RSF2 which allows for RINs to be generated when our biodiesel is imported into the United States.

Under the Canadian Federal ecoENERGY for Biofuels Program, we received incentives in program years 2011 and 2012 for production at our Mississauga plant in the amount of $518,872 and $299,540, respectively. In December 2011, we were approved for incentives under that program for biodiesel produced at our Sombra facility up to its full 13 mgy capacity. The following table outlines the incentive rate per gallon (converted to U.S dollars at the exchange rate in effect on November 30, 2012) for the years 2010 to 2017, when the program is scheduled to end, and the maximum incentive amounts in Canadian dollars that we may receive in the program years 2012-2013 through 2016-2017:

Program Year	2010 / 2011	2011 / 2012	2012 / 2013	2013 / 2014	2014 / 2015	2015 / 2016	2016 / 2017

Incentive Rate Payable	$0.74	$0.66	$0.53	$0.38	$0.30	$0.23	$0.15
Maximum Incentive Payable			$7.7 million	$5.5 million	$4.4 million	$3.1 million	$2.0 million

Biodiesel Processors

Sales and marketing of Denami biodiesel processors are handled by our in-house sales and marketing team consisting of two employees headed by our Vice President of Sales and Marketing. Our sales and marketing team use traditional advertising methods to target potential buyers looking to enter the biodiesel production industry or existing producers seeking to expand their production capacity or upgrade their production equipment. We have from time to time advertised in  Biodiesel Magazine , which is an online and offline magazine published by BBI International, Inc. The other method used by our sales and marketing team consists of promoting our product at the National Biodiesel Conference & Expo, held once each year in a different location in the United States. Members of our sales and marketing team are paid salaries and also receive commissions based on the sales they generate. Our target market segment is biodiesel production facilities in the 1.3 mgy to 20 mgy range, which is not addressed by the majority of our competitors, who focus on facilities over 20 mgy. This strategy allows our customers to open production facilities in places that would not support production capacities greater than 20 mgy.

Glycerin

We produce glycerin as a primary by-product of our biodiesel production process. Glycerin, equals approximately 11 percent of the amount of biodiesel produced. We do not expect to invest our resources in actively marketing or refining our glycerin production in the near term. Once our Sombra facility is operating at full capacity and, depending on the availability of capital and the current market for glycerin, we anticipate investing in additional infrastructure that will enable us to refine and market our glycerin. Until such time, we plan to sell our glycerin on the spot market as crude glycerin. Glycerin prices have declined significantly in recent years due to overcapacity in the glycerin market, caused in large part by expansion of the biodiesel industry. Since 2006, market prices for crude glycerin have been reported at between no value to $0.05 per pound.

Services

We market and sell our services through our in-house sales and marketing team consisting of two employees who use traditional advertising methods to target existing small and intermediate scale biodiesel producers and potential customers looking to enter the biodiesel production industry. We promote our service offering at the National Biodiesel Conference & Expo, held once each year in a different location in the United States. In the future we intend to expand our sales and marketing efforts through increased appearances at trade shows, additional advertising in trade publications and, possibly, additional sales personnel.

Employees

We currently have 33 full-time employees of which eight are executive officers, four are other officers, managers or professional employees, 16 are production employees, and five are office or clerical employees. Of our employees, 18 work at the Sombra facility and 13 at the Mississauga facility. As our production increases at Sombra, we plan to expand to two-shift and three-shift schedules to achieve maximum volume and our operations and then will require approximately five additional full-time employees. None of our employees is unionized. We believe we enjoy good relations with our employees.

Environmental and Other Regulatory Matters; Governmental Approvals

Our biofuel production facilities, like other fuel and chemical production facilities, are subject to environmental regulations. Although our biodiesel production processes generally do not discharge pollutants into the environment, we are subject to environmental regulation in preparation for unanticipated or unexpected releases of contaminants into the environment. Construction and operation of our plants required us to obtain a number of environmental permits from the Ontario Ministry of Environment (the “MOE”) and the Counties of Lambton and St. Clair, including an industrial storm water permit for our Sombra plant. We currently hold all required permits to operate our plants, with the exception of the storm water discharge permit at our Sombra plant for which we have applied and are awaiting issuance of a final permit. We have not received any notices of violation of any environmental regulations.

Permitting and environmental and other regulatory requirements may change in the future. Changes in permitting and regulatory requirements, including testing protocols, could make compliance more difficult and costly. If we are unable to obtain necessary permits or to comply with the requirements of such permits or any other environmental regulations, our business may be adversely affected and we may not be able to operate our plants.

Air Pollution Standards and Permits

There are a number of Canadian environmental standards that affect the operation of our plants, including those applicable to boilers, biodiesel processors, storage tanks and other equipment which may discharge a contaminant into any part of the natural environment other than water.

The air permits for our plants have terms and conditions that include strict emission limits and associated specific control technologies for each pollutant that must be maintained, and monitoring and record-keeping requirements that must be provided or made available to environmental officials. Any failure to comply with these requirements can result in a notice of violation and penalties that can include fines and even a requirement to cease facility operations until the violation is remedied. We have conducted an Emission Summary and Dispersion Modeling Report which was submitted as part of our approved Certificate of Air permit application for our Sombra plant.

Pollution Discharge Permits

We use water to cool and heat closed loop boiler and chiller systems in our plants. Since we use closed loop systems, water will not be discharged into the St. Clair River by our Sombra plant or Lake Ontario by our Mississauga plant.

Biodiesel Quality Testing Procedures

We are required to retain a certificate of analysis for each batch of B100 sold or delivered for at least one year. Natural Resource Canada may examine these records, perform on-site testing or obtain samples of biodiesel from us.

Competition

We compete directly with producers of biodiesel and other alternative fuel additives, with providers of biodiesel processing equipment, and indirectly with producers of petroleum-based diesel fuel. Many of these producers have significantly greater resources than we do. We also expect the number of direct biodiesel fuel competitors to increase in the future. The development of other biodiesel plants, particularly those in close proximity to our plants, will increase the supply of biodiesel and may result in lower local biodiesel prices and higher costs for feedstock locally.

Biodiesel Fuel

In our direct competition with biodiesel producers, many of which produce the same product that we do, we compete on the basis of price; ease, time and cost of delivery; and the quality and consistency of our products.

In February 2012, there were 12 other biodiesel producers in Canada with a total capacity of approximately 52.8 mgy. Additional plants are under construction in Canada which are expected to add approximately 75 mgy to capacity. We also compete with a large number of U.S-based biodiesel producers. In the future we will also compete with companies developing and using second-generation biofuels technologies, which may prove less costly to construct and operate and may produce superior biodiesel fuel, including biorefineries that will produce biodiesel from wood fiber. If the input and operational costs for second-generation biofuels technologies are lower or yields are higher, these companies could experience higher margins and it could be more difficult for us to compete with them because our biodiesel may be more expensive to produce.

In our indirect competition with producers of petroleum-based diesel fuel, the capital and operating costs of producing biodiesel make it prohibitive to compete on the basis of price. If the diesel fuel industry is able to produce diesel fuel with acceptable environmental characteristics, or if government regulations supporting or mandating the blending of biodiesel with petroleum based diesel are eliminated or weakened, biodiesel producers would find it extremely difficult to compete. Petroleum refiners are continually attempting to develop diesel fuels with low sulfur and other clean burning attributes, together with lubricity and other characteristics necessary for the diesel engines in the marketplace. It is not possible to predict what success the petroleum industry may experience in making diesel fuel more acceptable or the impact these efforts may have on the biodiesel industry. Accordingly, we are able to compete principally as a consequence of government environmental regulations and incentives, assisted by current high petroleum and diesel fuel prices.

Processors

In the sale of our processors, we compete with other biodiesel-technology companies from the United States and abroad, who focus on providing modular biodiesel processors to small and medium-sized producers. We are aware of at least five other companies who sell modular biodiesel processors, and there may be others. Our competitors rely on different proprietary technologies that may prove to be more efficient, less costly to operate, or produce a higher quality of biodiesel than ours do. While we believe we have a superior technology platform for our biodiesel processors, our competitors may have greater marketing resources or may achieve greater market acceptance for their processors.

Our strategy for generating revenues from sale of our processors to our target market segment also differs from our competitors’ strategies. The large biodiesel processor manufacturers are currently pursuing big projects, where a significant portion of revenues are earned from design, engineering, and construction services ($100 million and greater). Such projects generally take at least 2-3 years to complete. In contrast, we focus on small production facilities ranging in size from $1.6 million to $20 million, and our strategy is based not only on selling processors, but also on earning royalties from the use of our software controlling these processors and other revenues from the services provided to purchasers of our processors who become members of our network.

Intellectual Property

We hold Canadian trademark registrations for Methes Energies and Design and Methes, The Biodiesel Company. We have applied for U.S. registrations for Methes Energies The Biodiesel Company & Flame Design.  We have also have applied for Canadian and United States registrations of our proprietary trademark Denami. The structure and design of our Denami processors is not protected by patent or other intellectual property laws. We protect the proprietary software that controls, operates and assesses the performance of our Denami processors by encrypting and preserving the confidentiality of the software. We believe that encrypting and preserving the confidentiality of the software that controls and operates our Denami processors and monitors their performance provides a meaningful measure of protection for our intellectual property and makes it more difficult for a competitor to produce similar processors. We do not believe the absence of patent protection for our processors adversely affects our business.

ITEM 1A.	Risk Factors

Investors in our securities should carefully consider the risks described below before making an investment decision. For the reasons below and elsewhere in this document, investing in our units involves a high degree of risk. If any of the events described below actually occur, our business, financial condition or results of operation could be harmed, which could cause the value of our shares to decline and investors to lose all or part of their investment.

Risks Related to Our Operations and Market

Shortages of feedstock or increases in the cost of feedstock will reduce our profitability.

To produce biodiesel we must purchase significant amounts of feedstock. In the past, for our Mississauga plant, we have purchased this feedstock on the spot market and have not entered into fixed price or formula priced contracts with sources of supply. There is risk that adequate supplies of feedstock may not be available to us at affordable costs, particularly for the larger quantities that will be required at our Sombra plant. Increased demand for virgin vegetable oil, used vegetable oil or rendered animal fat either for feedstock or for other uses may increase spot market prices and reduce our ability to enter into supply contracts at prices which will allow us to remain competitive. The drought in the Midwestern United States has increased the cost of corn and soybeans and may increase the cost of certain biodiesel feedstocks in the future, including vegetable oil and animal fat. The impact of the drought on the prices of our feedstocks is uncertain, but the drought may increase the prices of some or all of our feedstocks as the market adjusts to higher corn and soybean prices. The availability and price of this feedstock will significantly affect our gross margins. A significant reduction in the quantity of available feedstock or an increase in the prices of feedstock could result in increased costs and adversely affect our cash flow and results of operations.

We have installed a larger version of our Denami processor at our Sombra plant, the performance of which has been assessed during only a few days of full-scale operation.

We have installed a larger version of our Denami processor, the Denami 3000, at the Sombra plant. Although the Denami 3000 is based on the same technology as the Denami 600, the Denami 3000 is much larger and operates at a faster flow rate. The larger Denami 3000  has been favorably tested during full scale operation for only a few days and we could still experience unexpected problems during sustained operations that might make it difficult to produce quality biodiesel. Potential problems with the Denami 3000 could increase costs and delay the start of full-scale production, and could adversely affect our ability to sell our Denami processors, and adversely affect our revenues and results of operations.

Our operating costs at our Sombra plant could be higher than we expect.

In addition to general market fluctuations and economic conditions, we could experience significant operating cost increases as a result of the failure of our Sombra plant to operate as efficiently as we expect. Other factors, many of which are beyond our control, which may also increase our costs include:

●	Higher feedstock prices because of an inadequate supply of or greater demand by others for feedstock;
●	Higher labor costs;
●	Higher costs for electricity and natural gas due to market conditions; and
●	Higher transportation costs because of greater demands on truck and rail transportation services.

Our management team has little or no experience in the operation of a biodiesel facility the size of our Sombra plant, which increases the risk that we will be unable to manage and operate it successfully.

We are highly dependent on our management team to operate our Sombra plant. Our management team has substantial business experience and four years’ experience operating our Mississauga plant, but has little or no experience in building and operating a biodiesel production plant of the size of our new Sombra facility. Although the construction of that facility is now complete, it may not have been properly designed or constructed. Although we expect to hire additional personnel and enter into agreements with contractors and consultants to assist us in our operations at Sombra, there is no assurance that we will be able to hire employees or enter into agreements satisfactory to us. If our management team is unable or finds it difficult to manage our Sombra operations successfully, our results of operations and our ability to succeed as a business will be adversely affected.

Compliance with existing or new environmental laws and rules could significantly increase our costs, or cause us to suspend or halt operations at our Sombra plant.

To operate our plants, we will need to comply with ongoing and new environmental and permitting requirements. Although we have received all permits required to operate our Mississauga and Sombra plants, the stormwater permit for Sombra is not yet finalized and must be confirmed by issuance of a final permit. Even final permits may be subject to changes in requirements and compliance reviews. Failure to receive a final stormwater permit or failure to maintain other necessary permits could subject us to demands by regulators that increase our costs of operations. Environmental issues, such as contamination and compliance with applicable environmental standards, could arise at any time. If this occurs, it could require us to spend significant resources to remedy the issues and may suspend or prevent operation of our plants. There can be no assurance that we will be able to comply with all permitting and environmental requirements to operate our plants efficiently on a continuing basis.

Defects in the construction or performance of the Sombra plant could result in a reduction in our revenues and profitability.

Although we have engaged experienced third-party companies to construct the Sombra plant, we have not received any warranties with respect to materials and workmanship or assurances that the project will operate at design capacity. Defects in the construction or performance of the plant could occur, and there is no assurance that we, our sub-contractors or anyone else that we contracted with to construct the project could correct these problems. If defects hinder the operations of the plant, our revenues, profitability and the value of your shares could be materially adversely affected. If defects require a lengthy or permanent discontinuance of production, your shares could have little or no value.

We have a history of losses which should be considered by investors in assessing the liklihood of our operating profitably in the future.

We have never earned a profit. For the years ended November 30, 2011 and 2012, we reported net losses of approximately $811,000 and $3.97 million, respectively. As of November 30, 2012, our accumulated deficit was approximately $10.2 million. Investors should consider this history of losses in assessing the likelihood of our operating profitably in the future.

As more biodiesel plants are built, biodiesel production will increase and, if demand does not sufficiently increase, this could result in lower prices for biodiesel, which will decrease the amount of revenue we may generate.

We expect that the number of biodiesel producers and the amount of biodiesel produced will likely continue to increase. In particular, we believe there is a significant effort in the United States and in Canada to develop and construct biodiesel plants and produce biodiesel products that would compete with us in the marketplace. We cannot assure you that the demand for biodiesel will continue to increase proportionally or at all. The demand for biodiesel is dependent on numerous factors, including governmental regulations, mandates, and incentives, as well as the development of other technologies or products that may compete with biodiesel. If the demand for biodiesel does not increase sufficiently, then increased biodiesel production may lead to lower biodiesel prices. Decreases in the price of biodiesel will result in decreases in our revenues.

We face intense competition within the biodiesel marketplace.

We operate in the intensely competitive alternative fuels business, and there can be no assurance that we will be able to compete effectively. Other companies presently in the market, or that could enter the market, could adversely affect prices for the biodiesel and glycerin we sell. There are numerous other entities considering or constructing biodiesel plants, some of which are near or in our potential trade territory and supply region. In Canada and the United States, the biodiesel industry is expected to become more competitive given the substantial initial construction of biodiesel facilities currently taking place. In addition, several regional biodiesel producers have been recently formed or are under consideration, which are or would be of a similar or greater size and have similar or greater resources than us. In light of such competition, there is no assurance that we will be able to complete or successfully operate our plants.

We have no long-term sale contracts and we may not be successful in profitably selling our biodiesel.

We have no long-term or fixed price agreements for the sale of our biodiesel and must compete with other producers of biodiesel. This competition could impair our ability to sell our biodiesel at profitable price points. Competition in the biodiesel industry is strong and growing more intense as more biodiesel production facilities are built and the industry expands. We are in direct competition with larger biodiesel producers, many of which have greater resources than we do. We compete with other facilities in Canada and the United States for customers in our regional market. We expect that additional biodiesel producers will enter the market if the regulatory environment remains favorable and the demand for biodiesel continues to increase.

Our business is only diversified within the biodiesel industry and is primarily dependent on the sale of biodiesel products and services. As a consequence, we may not be able to adapt to changing market conditions or endure any decline in the biodiesel industry.

Our success depends on the overall success of the biodiesel industry and on our ability to efficiently produce biodiesel and to provide the biodiesel industry with competitive equipment and services to produce biodiesel. With the exception of selling the glycerin that is produced as a byproduct of our biodiesel production, our revenues, including license fees from use of our software to run  Denami  processors, are all generated in the biodiesel industry. If we cannot efficiently produce biodiesel, if our  Denami  processors are not competitive with other biodiesel processors or if the demand for biodiesel declines, our business would be seriously harmed. Our plants do not have the ability to produce any other products. Our lack of diversification means that we may not be able to adapt to changing market conditions or any significant decline in the biodiesel industry.

The market price of biodiesel is influenced by the price of petroleum-based distillate fuels, such as ultra-low sulfur diesel, and decreases in the price of petroleum-based distillate fuels or RIN values would very likely decrease the price we can charge for our biodiesel, which could harm our revenues and profitability.

Historically, biodiesel prices have been strongly correlated to petroleum-based diesel prices and in particular ultra-low sulfur diesel, or ULSD, regardless of the cost of producing biodiesel itself. We market our biofuel as an alternative to petroleum-based fuels. Therefore, if the price of petroleum-based diesel falls, the price of biodiesel could decline, and we may be unable to produce products that are a commercially viable alternative to petroleum-based fuels. Petroleum prices are volatile due to global factors such wars, political uprisings, and other events, Organization of Petroleum Exporting Countries, or OPEC, production quotas, worldwide economic conditions, changes in refining capacity and natural disasters. Additionally, demand for liquid transportation fuels, including biodiesel, is affected by economic conditions. A reduction in petroleum-based fuel prices may have a material adverse effect on our revenues and profits if such price decreases reduce the price we are able to charge for our biodiesel. Increasing required volume obligations for biodiesel under Renewable Fuel Standard 2, or RFS2, has made the price of biodiesel more sensitive to changes in feedstock costs. Increased RIN values have, in part, offset the higher cost of biodiesel when compared to petroleum-based fuels. A reduction in RIN values may have a material adverse effect on our revenues and profits if such reduction reduces the price we are able to charge for our biodiesel.

Technological advances and changes in production methods in the biodiesel industry could render our plants obsolete and adversely affect our ability to compete.

We expect that technological advances in the processes and methods for processing biodiesel will continue to occur. It is possible that those advances could make the processes at the Sombra plant less efficient or obsolete, or cause the biodiesel we produce to be of a lesser quality. These advances could also allow our competitors to produce biodiesel below our cost. If we are unable to adopt or incorporate technological advances, our biodiesel production methods and processes could be less efficient than our competitors, which could cause our plants to become uncompetitive and our results of operations to be substantially harmed.

The development of alternative fuels and energy sources may reduce the demand for biodiesel, resulting in a reduction in our revenues and profitability.

The development of alternative fuels, including a variety of energy alternatives to biodiesel, has attracted significant attention and investment. The construction of several renewable diesel plants by competitors has been announced. Under RFS2, renewable diesel made from biomass meets the definition of biomass-based diesel and thus is eligible, along with biodiesel, to satisfy the RFS2 biomass-based diesel requirement described in “Business–Government Incentives.” Renewable diesel is biodiesel that has been hydro-cracked and refined so that it becomes molecularly indistinguishable from petroleum based distillates. Furthermore, under RFS2, renewable diesel may receive up to 1.7 RINs per gallon, whereas biodiesel currently receives 1.5 RINs. As the value of RINs increase, this 0.2 RIN advantage may make renewable diesel more cost-effective, both as a petroleum-based diesel substitute and for meeting RFS2 requirements. If renewable diesel proves to be more cost-effective than biodiesel, our revenues and results of operations would be adversely affected.

The biodiesel industry will also face increased competition resulting from the advancement of technology by automotive, industrial and power generation manufacturers which are developing more efficient engines, hybrid engines and alternative clean power systems. Improved engines and alternative clean power systems offer a technological solution to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. If and when these clean power systems are able to offer significant efficiency and environmental benefits and become widely available, the biodiesel industry may not be able to compete effectively with these technologies and government requirements for the use of biodiesel may not continue.

The development of alternative fuels and renewable chemicals also puts pressure on feedstock supply and availability to the biodiesel industry. If these emerging technologies compete with biodiesel for feedstock, are more profitable or have greater governmental support than biodiesel does, then the biodiesel industry may have difficulty in procuring the feedstock necessary to be successful.

We depend upon the continued services of certain members of our senior management team, without whom our business operations would be significantly disrupted.

Our success depends, in part, on the continued contributions of our executive officers and other key employees. Our management team has industry experience, at least in operating a small-scale biodiesel plant, and would be difficult to replace. We believe that the expertise and knowledge of these individuals in our industry, and in their respective fields, is a critical factor to our continued growth and success. The loss of the services of any of these individuals could have a material adverse effect on our business and prospects if we are unable to identify a suitable candidate to replace any such individual. Our success is also dependent upon our ability to attract and retain additional qualified marketing, sales, technical and other personnel.

Our insurance and manufacturer warranties may be inadequate to cover all the liabilities we may incur.

We face the risk of exposure to product liability claims and adverse public relations in the event that our processors cause damage to the facilities in which they are installed, harm persons at those facilities or cause environmental problems. If a product liability claim is successful, our insurance may not be adequate to cover all liabilities we may incur, including harm to our reputation, and we may not be able to continue to maintain such insurance, or obtain comparable insurance at a reasonable cost, or at all. If we do not have adequate insurance or warranty protection, product liability claims relating to defective products could have a material adverse effect on our financial condition and operating results.

Our business is subject to seasonal and quarterly fluctuations, which are likely to cause our revenues and operating results to fluctuate.

Our operating results are influenced by seasonal fluctuations in the price of biodiesel. Our sales tend to decrease during the winter season due to perceptions that biodiesel will not perform adequately in colder weather. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel. The cloud point of a fluid is the temperature at which dissolved solids are no longer completely soluble giving the fluid a cloudy appearance. In general, biodiesel made from inedible animal fats will become cloudy at a higher temperature than petroleum-based diesel or lower cloud point biodiesel made from soybean, canola or inedible corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel may result in excess supply of such higher cloud point biodiesel or lower prices for such higher cloud point biodiesel. In addition, our production facilities are located in Canada and our costs of shipping biodiesel to warmer climates generally increase in cold weather months. Additionally, in the last quarter of fiscal 2011, demand for biodiesel was particularly strong as blenders sought to take advantage of the blender’s tax credit before it expired on December 31, 2011. Strong purchases by blenders in that quarter reduced demand in the subsequent quarter. As a result of seasonal fluctuations and the higher than usual demand in the last quarter of fiscal 2011, comparisons of operating measures between consecutive quarters may not be as meaningful as comparisons between longer reporting periods.

We are an “emerging growth company” under the U.S. JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decrease or may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result of our election to be treated as an emerging growth company, our financial statements may not be comparable to those of companies that comply with public company effective dates for the adoption of new accounting standards.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Risks Related to Regulation and Governmental Action

Loss or reductions of governmental requirements in Canada and the United States for the use of biofuels could have a material adverse effect on our revenues and operating margins.

The biodiesel industry relies substantially on Canadian national and provincial requirements, U.S. federal requirements and state policies for use of biofuels. Since biodiesel has been more expensive to produce than petroleum-based diesel fuel over the past few years, the biodiesel industry depends on governmental programs that support a market for biodiesel that might not otherwise exist.

The most important of these government programs in the United States is RFS2, which requires that a certain volume of biomass-based diesel fuel, which includes biodiesel, be consumed. RFS2 became effective on July 1, 2010 and applies through 2022. We believe that the increase in demand for biodiesel and higher biodiesel prices in 2011 is directly attributable to the implementation of RFS2.

There can be no assurance that the U.S. Congress or the U.S. Environmental Protection Agency, or EPA, will not repeal, curtail, grant a waiver under or otherwise change the RFS2 program in a manner adverse to us. The petroleum industry has opposed the retroactive application of certain provisions of the rule and fundamental fairness in the implementation of policy involved in RFS2 and can be expected to continue to press for changes that eliminate or reduce its impact. Any repeal, waiver or reduction in the RFS2 requirements or reinterpretation of RFS2 resulting in our biodiesel failing to qualify as a required fuel would materially decrease the demand for and price of our product, which would materially and adversely harm our revenues and cash flows.

If Congress decides to repeal or curtail RFS2, or if the EPA is not able or willing to enforce RFS2 requirements, the demand for our product based on this program and any increases in demand that we expect due to RFS2 would be significantly reduced or eliminated and our revenues and operating margins would be materially harmed. In addition, although we believe that state requirements for the use of biofuels increase demand for our biodiesel within such states, they generally may not increase overall demand in excess of RFS2 requirements. Rather, existing demand for our biofuel from petroleum refiners and petroleum fuel importers in the 48 contiguous states or Hawaii, which are defined as “obligated parties” in the RFS2 regulations, in connection with federal requirements, may shift to states that have use requirements or tax incentive programs.

Our business is subject to extensive and potentially costly environmental regulation in Canada that could change and significantly increase our operating costs.

We are subject to environmental regulations of the Canadian Minister of Environment or the MOE, related to release of methane into the atmosphere and stormwater run-off. These regulations could result in significant compliance costs and may change in the future. Also, the MOE may seek to implement additional regulations or implement stricter interpretations of existing regulations. Changes in environmental laws or regulations or stricter interpretation of existing regulations may require significant additional capital expenditures or increase our operating costs.

In addition, our plants, and particularly our new Sombra plant which was recently placed in service, could be subject to environmental nuisance or related claims by employees, property owners, environmental groups or residents near the plant arising from air, water or other discharges, particularly the discharge of methane which is used in our production process. These individuals and entities may object to these discharges or emissions into the environment from the plant. Environmental and public nuisance claims, tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs, affect our profitability and reduce the value of your shares.

Failure to comply with governmental regulations, including EPA requirements relating to RFS2, could result in the imposition of penalties, fines, or restrictions on our operations and remedial liabilities.

The biodiesel industry is subject to extensive U.S. federal, state, Canadian, provincial and local laws and regulations related to the general population’s health and safety and compliance and permitting obligations, including those related to the use, storage, handling, discharge, emission and disposal of municipal solid waste and other waste, pollutants or hazardous substances, or discharges and other emissions, as well as land use and development. Though both our plants are located in Canada, we may be subject to certain of these laws to the extent our biodiesel is exported to the United States.

In addition to the regulations mentioned above, we are subject to various laws and regulations related to RFS2, most significantly regulations related to the generation and dissemination of RINs. These regulations are highly complex and evolving, requiring us to periodically update our compliance systems. Any violation of these regulations by us, inadvertently or otherwise, could result in significant fines and harm our customers’ confidence in the RINs we issue, either of which could have a material adverse effect on our business.

Public company expenses may reduce our net income or increase our loss.

We have operated as a public company only since October 12, 2012. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Capital Market, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. New expenses as a result of our being a public company include additional amounts for legal and accounting services, listing fees for Nasdaq, transfer agent fees, additional insurance costs, printing and filing fees, fees for investor and public relations and compensation payable to non-employee directors. In addition, we expect the application of these rules and regulations to our company will make it more difficult and more expensive for us to obtain director and officer liability insurance.

If we fail to maintain effective internal control over financial reporting, we might not be able to report our financial results accurately or prevent fraud, which could harm our business or negatively affect the value of our stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In connection with our 2012 audit, we began to perform system and process evaluation and testing of our internal control over financial reporting in order to allow our chief executive officer and our chief financial officer to certify as to the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. We currently do not have an internal audit group, and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the Securities and Exchange Commission, the Nasdaq Capital Market, or other regulatory authorities, which would require additional financial and management resources. In addition, if we are unable to meet filing deadlines for reports required by the Securities Exchange Act, our securities could be delisted from the Nasdaq Capital Market. If our securities were delisted from Nasdaq, trading, if any, in our securities would be conducted in the over the counter market. Consequently, the liquidity and price of our securities could be impaired.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

The following table lists each of our biodiesel production facilities and its location, use, and nameplate production capacity.

FACILITIES IN OPERATION

Location	Use	Nameplate Production Capacity (mmgy)

Mississauga, Ontario	Biodiesel production	1.3
Sombra, Ontario (Note 1)	Biodiesel production	13.0

Note 1:  We began commercial operation and formal training of our employees at the Sombra, Ontario facility in November 2012.

Sombra Facility

Our Sombra facility utilizes two Denami 3000 processors capable of producing 13.2 mgy of biodiesel and 182 tons of glycerin per year. It is located on a 20.6-acre property near the St. Clair River in Sombra, Ontario. It is close to the border with the United States to which some of the biodiesel produced is expected to be shipped. Sombra is an excellent production location due to its proximity to oil refiners and extensive manufacturing infrastructure, including easy access by road, rail and water. We believe that due to its geographical location, the Sombra facility will play a key role in meeting the regional demand for biodiesel in the United States and Canada.

The Sombra facility site was formerly a refinery that produced oil, gas and chemical products. We purchased the facility from a third party in July 2008 for CDN$2,200,000. The property includes a production warehouse, rail access, storage tanks, loading area and office space. There are 3,600 feet of rail, four rail spurs, three switches, and a spill containment unit for unloading bulk liquid rail cars on the property. There are two pipelines that run from the site to the St. Clair River with a pump house to draw water and to discharge storm water. The electrical supply is 27,000 volts. The site currently has 27,163 square feet of buildings and 26 storage tanks with an aggregate capacity of 1,227,665 gallons.

The zoning of this property is regulated by the Planning Act of the Province of Ontario where this property is classified as M3-1 Industrial land. We have entered into several agreements with local authorities that restrict our use of the site, including agreements that we will not use the site for any purpose related to the manufacture or sale of choline chloride, specialty choline derivatives, monomethylamine, dimethylamine, trimethylamine, monomethylformamide or dimethylformamide, none of which are used in our production of biodiesel. We have not been notified of any environmental problems at the Sombra facility.

We have installed two Denami 3000 processors at the Sombra plant that were favorably tested during full operation for a few days in July 2012. We filed our application for EPA approval on July 21, 2012 and received approval on October 4, 2012. We began commercial operation and formal training of our employees at the Sombra, Ontario facility in November 2012. With further development, the site could accommodate two to four additional Denami 3000 processors.

Mississauga Facility

We operate a biodiesel production and demonstration facility in Mississauga, Ontario, Canada. The facility utilizes a single Denami 600 processor capable of producing 1.3 mgy of biodiesel. However, since this facility is also used as a demonstration site for sale of Denami 600 processors, as a test site for various animal and vegetable feedstocks, as well as for research and development, it does not generally operate at full capacity. The facility occupies 6,319 square feet, approximately 40 percent of which is corporate office space and the remaining 60 percent is used for the production of biodiesel. The facility contains six above-ground storage tanks. Five of these tanks have an aggregate capacity of 72,500 gallons of which two tanks are used for feedstocks, two tanks are used for biodiesel and one is used for glycerin. These tanks are located within a spill containment area that has been constructed as a dike-system using concrete block partial walls that are epoxy coated to be impervious to liquids. The last tank is for methanol and has a 11,138 gallon capacity. The methanol tank is separated from the feedstock and product storage within the containment area in a fire rated methanol room. The fire safety room complies with Provincial building and fire codes. We lease the Mississauga facility, but pursuant to the terms of the lease agreement, we own all of the equipment located at, and improvements to, the facility.

The plant is also used to demonstrate our production of biodiesel in an automated and remotely controlled environment and to test the different types of feedstock that could be used by us or our clients to produce biodiesel. A chemist is employed full-time on site to monitor the quality of the biodiesel produced at the Mississauga facility as well as to perform analysis of the raw materials used for the production of biodiesel.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceeding, nor is any of its property the subject of any material pending legal proceeding, except ordinary routine litigation arising in the ordinary course of the Company’s business and incidental to its business, none of which is expected to have a material adverse impact upon the Company’s business, financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market For Our Common Equity

Our common stock is listed on the NASDAQ Capital Market and traded under the symbol “MEIL.” The following table sets forth for the periods indicated the high and low prices per share for our common stock, as reported on the NASDAQ.  Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Sales Price
2012	High	Low

Fourth Quarter (beginning on November 26, 2012)*	$4.40	$3.25

____________
*Our common stock began trading on the NASDAQ on November 26, 2012 upon separation of the units offered in our initial public offering (“IPO”) commencing on October 12, 2012.

Holders

As of February 22, 2013, we had approximately 116 record holders of our Common Stock and we believe that we have more than 300 round-lot shareholders.

Dividend

We have never declared or paid any dividends and do not intend to pay any dividends in the foreseeable future. We intend to retain any future earnings for use in the operation and expansion of our business. Any future decision to pay dividends on Common Stock will be at the discretion of our Board of Directors and will depend upon, our financial condition, results of operations, capital requirements and other factors our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

The information presented below describes our sales and issuances of securities within the past three years which were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise stated, the sales of the securities described below were deemed to exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The purchasers of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and, other than with respect to the non-transferable options, appropriate legends were placed on the securities issued in these transactions. All purchasers had adequate access, through their relationships with us, to information about our company. The sales of these securities were made without any general solicitation or advertising.

Private Placements

In April 2011 we commenced a private placement, pursuant to which we sold an aggregate of 415,064 shares of common stock for cash at $7.67 per share to accredited investors, raising gross proceeds of $3,183,541.

On November 23, 2011, we sold 130,378 shares of common stock for cash at $7.67 per share and warrants exercisable for 65,189 shares of common stock at an exercise price of $7.67 per share to accredited investors, raising gross proceeds of $1,000,000 (the “November Offering”). The warrant holders are generally protected from dilution by adjustments for any stock dividends, stock split, combination or other recapitalizations.

In December 2011 we commenced a private placement pursuant to which we sold an aggregate of 258,793 shares of common stock for cash at $7.67 per share to accredited investors, raising gross proceeds of $1,985,050.

Issuer Purchases of Equity Securities

There are currently no authorized repurchase programs in effect under which we may repurchase shares of our outstanding common stock.

Use of Proceeds

On October 12, 2012, our registration statement on Form S-1 (File No. 333-182302) for our IPO was declared effective by the SEC.  The managing underwriter for the IPO was Paulson Investment Company, Inc.

On October 30, 2012, we consummated our IPO pursuant to which we sold 560,000 Units at a price $5.00 per Unit, and raised net proceeds of approximately $1.8 million after deducting the underwriting fees and offering expenses.  Each Unit consists of (i) one share of Common Stock, (ii) one Class A Warrant and (iii) one Class B Warrant.  No payments were made by us to directors, officers or persons owning ten percent or more of our Common Stock or to their associates, or to our affiliates.

We have used approximately $470,000 of the net proceeds received from the IPO for the purchase and construction of production and storage equipment at our Sombra facility, $251,000 for repayment of loans and the balance of approximately $1,079,000 for working capital.   We expect to withdraw funds from working capital over the coming months to pay for production and storage equipment and upgrade of rail tracks at our Sombra facility and to pay for additional marketing and sale expenses as described in our final prospectus dated October 12, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Some of the statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. See “Cautionary Statement Regarding Forward-Looking Information” following the Table of Contents of this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

As of November 30, 2012 due in large part to the funds we spent to develop and build our Sombra facility, we had a working capital deficiency of $2,860,019. In addition, during the fiscal year ended November 30, 2012, we incurred a loss of $3,966,765, and had negative cash flow from operations of $2,973,791.  Our Sombra facility has recently been approved by the U.S. Environmental Protection Agency ("EPA") as a Foreign Renewable Fuel Producer and as a result the biodiesel produced at this facility became eligible for export to the United States. Obtaining this approval from the EPA enables us to sell our biodiesel into the U.S., and provides our U.S. importers the ability to generate Renewable Identification Numbers ("RINS"). RINS are used in the U.S. by obligated parties to comply with certain obligations under the Renewable Fuel Standard 2 (“RFS2”). We began commercial operation and formal training of our employees at the Sombra plant in November 2012.

On October 12, 2012, our registration statement on Form S-1 (File No. 333-182302) for our initial public offering (“IPO”) was declared effective by the U.S. Securities and Exchange Commission (“SEC”).  On October 30, 2012, we consummated our IPO pursuant to which we sold 560,000 units (each a “Unit”) at a price $5.00 per Unit and raised net proceeds of approximately $1.8 million, after deducting the underwriting fees and offering expenses.  Each Unit consists of (i) one share of common stock, $.001 par value (“Common Stock”), (ii) one Class A warrant, to purchase one share of Common Stock at an exercise price of $7.50 (each a “Class A Warrant”), and (iii) one Class B warrant, to purchase one share of Common Stock at an exercise price of $10.00).

The Units were listed on the NASDAQ Capital Market under the symbol “MEILU”.  Up to November 26, 2012, only the Units were traded.  On November 26, 2012, the Common Stock and the Warrants began trading separately under the symbols MEIL, MEILW and MEILZ, respectively. Once separate trading in the Common Stock and Warrants commenced, the Units ceased trading and were delisted.

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

Dependence on significant customers

A large part of our revenue is generated from a few large customers. The sales to these customers are made at spot market prices, and we have no binding purchase agreements for our biodiesel, which could affect the consistency of our revenues. Potential customers for biodiesel regularly bid for biodiesel in the spot market at prices that are quoted on a daily basis. As a matter of convenience, we prefer to deal with customers with whom we have had a past relationship, although the specific customers to whom we sell have varied over time. The loss of one or more customers who have been among our largest customers historically would not have a material adverse effect on our business because we believe that a customer or customers could be replaced by one or more new customers regularly bidding for biodiesel, and we believe this will continue to be the case. For example, in the year ended November 30, 2012, one new major customer accounted for 26% of our total revenue and our largest customer in the year ended November 30, 2011 declined from 83% of total revenue in fiscal 2011 to 39% of total revenue in fiscal 2012.

Lengthy sales cycle

The sale of one of our Denami processors in a particular financial period would have a significant effect on our quarter-to-quarter and year-to-year results. The purchase of our Denami processors involves a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. For these and other reasons, the sales cycle associated with our Denami  processors is typically lengthy, varying from 6 to 18 months. The lengthy sales cycles of our equipment sales, as well as the size and timing of orders, make it difficult to forecast our future results of operations.

Components of Revenue and Expense

Revenue

We derive revenues primarily from the sale of biodiesel. We also derive revenue from several other related sources. The following table lists our revenue sources by amount and their respective percentages of total revenue for the years ended November 30, 2011 and 2012:

	For the Year Ended November 30, 2011		For the Year Ended November 30, 2012
	$	%	$	%
Biodiesel sales
Resales	6,256,000	53.1	3,232,000	49.3
Internal production	3,475,355	29.5	2,569,146	39.2
Feedstock sales	838,994	7.1	393,208	6.0
Glycerin sales	132,526	1.1	49,894	0.8
Equipment sales	256,342	2.2	(241,342)	(3.7)
Government incentive	518,872	4.4	299,540	4.6
Royalties	107,148	0.9	66,445	1.0
Other	200,616	1.7	180,857	2.8

	11,785,853	100.0	6,549,748	100.0%

The following factors may significantly affect our revenues in any fiscal period:

●
Revenue from the sale of biodiesel, excluding government incentives, includes biodiesel purchased from third-party producers in Canada. The sale price of our biodiesel to our customers is influenced by several factors and is generally based upon the posted price for B100 biodiesel, including the value of the RINs, by companies such as The Jacobsen and Argus Media Ltd., providers of price assessments and business intelligence. Our sale price is also affected by the posted rates for NYMEX Heating Oil plus the value of the RINs and a negotiated premium or discount that reflects market conditions at the time of the transaction.

●	Revenue from feedstock sales is derived from the sale of feedstock, methanol, catalyst, resin and shipping charges to third party biodiesel producers in Canada.

●	Revenue from equipment sales includes sale of the Denami 600 biodiesel processors and other smaller equipment related to the production of biodiesel.

●
We receive government incentive payments under Natural Resources Canada’s ecoENERGY for Biofuels Program for qualified sales of biodiesel produced at our Mississauga, Ontario, facility. Our Sombra facility has also been approved to receive the government incentive, and we expect our revenue from the government incentive to increase as we increase production at our Sombra facility. Sales of biodiesel to the United States, Canada and elsewhere qualify under the program. For the years ended November 30, 2011 and 2012, we claimed $519,000 and $300,000, respectively, as an incentive from the Canadian Government for production at our facilities. The ecoENERGY incentive is recognized as revenue when the right to receive is established upon production and sale of the biodiesel.

●	Revenue from royalties was derived from the two customers that purchased our Denami 600 processors in fiscal 2010. Royalties for the year ended November 30, 2011 and 2012 were $107,000 and $66,000, respectively. Royalties are recognized on an accrual basis in accordance with the Sales and Licensing Agreement for the biodiesel processing equipment. The royalty is charged on gallons of biodiesel produced by our customers using our biodiesel processing equipment.

●	Other revenue includes sales of glycerin, a by-product of biodiesel production, consulting fees, rental income and miscellaneous other fees charged to our customers.

Cost of Goods Sold

Our cost of goods sold expense include the cost of feedstock, catalysts, methanol and other chemicals used in the production process; the purchase price of biodiesel acquired for resale from network members and others; the purchase price of feedstock and other items used in the production of biodiesel acquired for sale to network members and others; the purchase price of equipment sold to others; leases, utilities, depreciation, salaries and other indirect expenses related to the production process at our facilities; salaries and related expenses for employees involved in production or supplying services; and related expenses for transportation, storage, insurance, labor and other indirect expenses.

Results of Operations

Fiscal Year Ended November 30, 2011 and 2012

Set forth below is a summary of certain financial information for the periods indicated:

	Fiscal Year Ended November 30, 2011	Fiscal Year Ended November 30, 2012
Revenue
Biodiesel sales
Resales	$6,256,000	$3,232,000
Internal production	3,475,355	2,569,146
Feedstock sales	838,994	393,208
Glycerin sales	132,526	49,894
Government incentive	518,872	299,540
Equipment sales	256,342	(241,342)
Royalties	107,148	66,445
Other	200,616	180,857

	11,785,853	6,549,748
Cost of goods sold	10,120,570	5,998,728

Gross profit	1,665,283	551,020
Operating expenses
Selling, general and administrative expenses	2,436,615	4,270,773

Loss before interest and taxes	(771,332)	(3,719,753)
Other income (expenses)
Interest expense	(39,750)	(250,146)
Interest income	132	3,134

Loss before income taxes	(810,950)	(3,966,765)
Income taxes	—	—

Net loss for the period	$(810,950)	$(3,966,765)

Fiscal Year ended November 30, 2011 compared to fiscal year ended November 30, 2012

Revenue. Our total revenues for the fiscal year ended November 30, 2011 and 2012 were $11.8 million and $6.5 million, respectively, representing a decrease of $5.3 million, or 45%. The reasons for this decrease are outlined below.

Biodiesel. Biodiesel sales for the fiscal year ended November 30, 2011, excluding government incentives, were $9.73 million and decreased by $3.93 million, or 40%, to $5.80 million in the fiscal year ended November 30, 2012. For the fiscal year ended November 30, 2011 and 2012, our resales of biodiesel purchased from third party producers were $6.256 million and $3.232 million, respectively, a decrease of approximately $3.024 million, or 48%. This decrease in revenue was due to lower demand and overall decrease in sale price of biodiesel. Revenue from our internal production, excluding government incentives, for the fiscal year ended November 30, 2011 and 2012 was $ 3.475 million and $2.569 million, respectively, a decrease of approximately $ 906,000, or 26%. This decrease was due to a decrease in our production at Mississauga plant as management, in view of the Sombra plant construction and start-up, decided to conduct more research and development activities on the Denami 600 at Mississauga plant to purify glycerin stream. This testing was successful and currently we are designing the system to be used at our Sombra plant which is expected to result in cost savings. For the fiscal year ended November 30, 2011 and 2012, our average sales price per gallon for 100 percent biodiesel (“B100”) was $5.00 and $4.54, respectively, a decrease of $0.46 per gallon, or 9%. Gallons sold for the fiscal year ended November 30, 2011 and 2012 were 1.947 million and 1.279 gallons, respectively, a decrease of 668,000 gallons, or 34%. The expiration of the blender’s tax credit on December 31, 2011 and the uncertainty about the integrity of some RINS in the United States caused the demand for B100 to be lower than expected in fiscal 2012. The increased due diligence by buyers of biodiesel and RINS has created a decrease in the demand of biodiesel and especially for smaller producers.

Feedstock. For the fiscal year ended November 30, 2011 and 2012, feedstock sales were $839,000 and $393,000, respectively, a decrease of $446,000, or 53%. In the more recent period, with some variations in quantities, we were able to source additional feedstock as well as other products related to the production of biodiesel on the spot market that we resold immediately to our customers in Canada at a profit. We intend to continue with this strategy as opportunities arise to generate additional profit.

Glycerin. For the fiscal year ended November 30, 2011 and 2012, Glycerin sales were $132,500 and $50,000, respectively, a decrease of $82,500 or 62%. This decrease was as a result of the lower production of glycerin, which is a byproduct of our biodiesel production.

Government incentives. For the fiscal year ended November 30, 2011 and 2012 we received $518,900 and $299,500, respectively, as incentive payments from the Canadian Government. This decrease of $219,400 or 42% was due to the decrease in production of biodiesel and also, due to ecoENERGY audit adjustments for fiscal years 2010 and 2011 concluded in the quarter ended August 31, 2012.

Equipment sales. We generated $256,300 from equipment sales for the fiscal year ended November 30, 2011, which consisted primarily of the sale of an equipment kit. For the fiscal year ended November 30, 2012 we had negative revenues of $241,300 as an oil processing research and development related equipment sold in fiscal year 2011 was returned under the warranty.

Royalties. We received royalties of $107,100 during the fiscal year ended November 30, 2011 from two network members that purchased our Denami 600 processors late in fiscal 2010. Royalties for the fiscal year ended November 30, 2012 were $66,400, a decrease of $40,700. Our customers own the Denami 600 processors, but license the software and monitoring system from us in exchange for an ongoing royalty payment of $0.11 per gallon of biodiesel produced by their Denami 600 processors.

Other. Other revenue includes sales of consulting services, delivery charges, lab and shop supplies, storage and rental income. Other revenue for the fiscal year ended November 30, 2011 and 2012 was $200,600 and $180,900, respectively, a decrease of $19,700, or 10%.

Cost of goods sold. Our cost of goods sold for the fiscal year ended November 30, 2011 and 2012 were $10.12 million and $6.00 million, respectively, a decrease of $4.12 million, or 41%. This decrease was primarily due to decrease in costs associated with the decreased quantity of biodiesel sold in the fiscal year ended November 30, 2012.

Biodiesel cost of goods sold decreased 41% from the fiscal year ended November 30, 2011 compared to the same period in fiscal 2012, or from $9.27 million for the fiscal year ended November 30, 2011 to $5.5 million for the fiscal year ended November 30, 2012. If the average feedstock price and the price paid for biodiesel purchased from other biodiesel producers in Canada remained constant from the fiscal year ended November 30, 2011 to the end of the same period in 2012, the decrease in gallons of biodiesel sold would have resulted in a $3.182 million decrease in the related biodiesel cost of goods sold. The decrease in average feedstock prices from the fiscal year ended November 30, 2011 to the end of the same period in 2012 resulted in $228,000 of the decrease in biodiesel cost of goods sold and the lower price paid for biodiesel purchased from others resulted in $360,000 of this decrease.

All other costs of goods sold, excluding biodiesel cost of goods sold, for the fiscal year ended November 30, 2011 and November 30, 2012 were $846,000 and $497,000, respectively. The decrease was due to decrease in feedstock sales and due to the cost of return of an equipment kit sold in fiscal year 2011 and no significant equipment sold in the fiscal year ended November 30, 2012.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the fiscal year ended November 30, 2011 and 2012 were $2.44 million and $4.27 million, respectively, an increase of $1.83 million, or 75%. The increase in the more recent period was mainly related to an increase in salaries and wages of $758,000, primarily related to increased manpower at our Sombra facility, stock option expense of $147,700, professional fees of $244,000, utilities of $109,700 and a one-time non-cash charge for penalty shares of $399,998 in the fiscal year ended November 30, 2012.  Salary and wages, and utilities increases supported the higher level of operations, including expansion at our Sombra facility. Professional fees increases were related to increase in audit fees and consulting.  The one-time charge related to a transfer of 52,151 shares of the Common Stock of the Company by Softdiffusion SA, a third party stockholder, to a new stockholder of shares owned by Softdiffusion SA pursuant to an agreement by the Company with the new stockholder. We recorded the estimated fair value of $399,998 for these shares as part of the general and administrative expenses in fiscal 2012.

Other income (expenses). Other expenses were $39,600 and $247,000 for the fiscal year ended November 30, 2011 and 2012, respectively. These amounts relate to accruals for interest expense associated with loans extended to us from two stockholders, one director and TCE Capital. The increase was due to increases in the principal balances of the loans.

Income taxes. No income tax expense or benefit was recorded during the fiscal year ended November 30, 2011 and November 30, 2012 due to ongoing taxable losses.  As of November 30, 2012, we were not subject to any uncertain tax exposures.

Net loss. Our net loss for the fiscal year ended November 30, 2011 was $810,000 and increased $3.16 million to $3.97 million for the fiscal year ended November 30, 2012 due primarily to the $5.3 million decrease in revenues and resultant $1.12 million decrease in gross profit, and the $1.83 million increase in selling, general and administrative expenses to support our higher level of operations, which included development of our Sombra facility and a one-time non-cash charge for the penalty shares of $399,998.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations was financed through the sale of our capital stock. At November 30, 2011 and November 30, 2012, we had cash and cash equivalents of $1.69 million and approximately $402,700, respectively.

Commencing in December 2011, we received cash proceeds of $1,985,051 from the private placement of shares of Common Stock. On March 12, 2012 and April 26, 2012, we borrowed a total of $1.0 million from one stockholder. These debts are unsecured, payable on demand and carry interest at 8% per annum.

On June 20, 2012, Methes Canada entered into a term loan facility agreement with a lender that allows Methes Canada to borrow up to $1.5 million (CAD). The term loan, which was drawn in late June 2012, is repayable in 12 months and bears interest at 23% per annum. The loan is prepayable by Methes Canada after six months upon payment of a penalty equal to one-month's interest. The facility is guaranteed by the Company and collateralized by a general security agreement from Methes Canada and a first collateral mortgage on certain assets located at our Sombra facility. The facility prohibits payment of debt in excess of $550,000 owed by the Company to certain of our stockholders and directors during the life of the facility and contains other customary debt covenants. The facility also provides that, beginning October 1, 2012, any additional operating losses incurred by Methes Canada must be financed by stockholders or new equity funding.

On October 30, 2012, we consummated our IPO pursuant to which we sold 560,000 Units at a price of $5.00 per Unit and raised net proceeds of approximately $1.8 million, after deducting the underwriting fees and offering expenses.

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the fiscal year ended November 30, 2011 and 2012:

	(Amounts rounded to nearest thousands) Fiscal Year Ended November 30,
	2011	2012

Net cash flows used in operating activities	$(1,332)	$(2,974)
Net cash flows from investing activities	(1,472)	(4,687)
Net cash flows from financing activities	4,299	6,370
Net change in cash and cash equivalents	1,495	(1,291)
Cash and cash equivalents, end of period	$1,693	$403

Operating activities. The net cash used in operating activities for the fiscal year ended November 30, 2011 of $1.33 million reflects $811,000 in net losses from operations, which includes total non-cash charges for depreciation, amortization and stock compensation expense of $273,500. It also included a net working capital increase of $796,300, which included an increase in accounts payable and accrued liabilities of $1.01 million, which was offset by an accounts receivable increase of $742,000, an increase in inventories of $943,600 and an increase in customer deposits and prepaid expenses of $120,700. This resulted in net cash used in operations of $1.33 million.

Net cash used in operating activities was $2.97 million for the fiscal year ended November 30, 2012. For the fiscal year ended November 30, 2012, the net loss was $3.97 million, which includes total non-cash charges for depreciation, amortization, stock compensation expense, penalty share expense and unrealized foreign exchange loss of $950,000. The net cash used in operating activities included a net working capital decrease of $42,900. The working capital decrease was a result of a decrease in accounts receivable of $818,900, offset by an increase in inventories of $9,400, a decrease in accounts payable and accrued liabilities of $678,800 and an increase in prepaid expenses and deposits of $87,800. The net result was cash used in operations of $2.974 million. Our current operating cash requirement is approximately $248,000 per month. However, once our Sombra facility commences full-scale production, we expect to generate positive cash flow from operations.

Days' sales outstanding increased from 23 days for the fiscal year ended November 30, 2011 to 40 days for the fiscal year ended November 30, 2012 as a result of slow paying customers.

Inventory turnover was fourteen times for the fiscal year ended November 30, 2011 and five times for the fiscal year ended November 30, 2012 as a result of decline in sales.

Investing activities. Net cash used in investing activities for the fiscal year ended November 30, 2011 was $1.47 million, consisting of payments for additions to property, plant and equipment. Net cash used in investing activities for the fiscal year ended November 30, 2012 was $4.69 million, consisting of cash payments for the two Denami 3000 processors and for additions to property, plant and equipment, mainly representing costs related to our Sombra facility.

Financing activities. Net cash provided from financing activities for the fiscal year ended November 30, 2011 was $4.30 million, which included $4.11 million in cash proceeds received from private issuances of common stock and $186,000 of financing from related parties. Net cash provided from financing activities for the fiscal year ended November 30, 2012 was $6.37 million, which included cash proceeds received from issuances of common stock of $3.83 million, short term loan of $1.46 million and financing from related parties of $1.10 million.

As of November 30, 2012, due in large part to the funds spent to develop and build our Sombra facility, we had a working capital deficiency of $2,860,019. In addition, during the fiscal year ended November 30, 2012, we incurred a loss of $3.97 million and had negative cash flow from operations of 2.97 million.

As described above, on October 30, 2012, we consummated our IPO pursuant to which we sold 560,000 Units and raised net proceeds of approximately $2.464 million.  We expect to use the net proceeds from our IPO for working capital, to pay development expenses at our Sombra facility and to support our marketing and sales efforts.

We anticipate that our Sombra, Ontario facility will generate positive cash flow from operations and will operate profitably once full-scale commercial operation is achieved.  It is management’s opinion that our cash and cash equivalents, the anticipated positive cash flow from operations, cash from additional loans along with the  proceeds from  the subsequent Private Placement referred to below, will be sufficient to meet our cash requirements for at least the next 12 months.

Capital Expenditures. We have expended $7.92 million to purchase our Sombra facility, retrofit that facility and equip it so it can begin full scale production of biodiesel when it receives EPA approval, which was received on October 12, 2012. These funds were expended as follows: $2.03 million for the original purchase price of the facility; $1.44 million for the costs of retrofitting and $4.45 million for Denami 3000  processors, storage tanks and other production equipment. The funds used to purchase and complete the Sombra facility were provided by the cash proceeds from private sales of common stock, monies borrowed from a stockholder and a $1.45 million term loan.

Future commitments. On March 28, 2012, we entered into a lease agreement to lease 10 additional rail cars which are due to be delivered by May 2013. The monthly commitment is for $8,700 or $104,400 annually. We otherwise have no material commitments for future capital expenditures.

Subsequent Events

On January 26, 2013, we borrowed $400,000 from a lender and issued to the lender a demand promissory note in the principal amount of $400,000 bearing interest of 8% per annum.  Repayment of the loan and payment of the accrued interest will be due upon demand.

In December 2012, we commenced a private placement to accredited investors of up to 425,000 Units at $4.00 per Unit, each consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant (the “Private Placement”).  On February 19, 2013, we completed the Private Placement and raised net proceeds of approximately $1.5 million, after deducting the sales commission and fees.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our consolidated financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, equities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

We believe the following critical accounting policies reflect our more significant judgments used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue, from the following sources, in accordance with ASC 605, “Revenue Recognition in Financial Statements.” Under ASC 605, product or service revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or the service has been performed, the sales price is fixed and determinable and collectability is reasonably assured.

These criteria apply to the following sales:

●	the sale of biodiesel and biodiesel co-products, feedstock and biodiesel processing equipment;
●	government of Canada incentives under ecoENERGY for Biofuels Program;
●	services provided to customers; and
●	royalties on the production of biodiesel from a Denami processor.

Revenue from the sale of biodiesel and its co-products, feedstock and biodiesel processing equipment is recognized when title and possession of the product is transferred to the customer. Possession is transferred to the customer at the time of shipment from the Company’s facility or at the time of delivery to a specified destination, depending on the terms of the sale.

The ecoENERGY incentive is recognized as revenue when the right to receive revenue is established upon production and sale of biodiesel.

Revenue from services is recognized as services are performed.

Royalty revenue is recognized on an accrual basis in accordance with the Sales & Licensing Agreement associated with the biodiesel processing equipment sale. Royalty is charged on gallons of biodiesel produced by the Company’s customers using the Company’s biodiesel processing equipment.

We believe that revenue recognition is a critical accounting estimate because our terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms. Such judgments may materially affect revenue for any period.

Impairment of Long-Lived Assets and Certain Identifiable Intangibles

We review long-lived assets, including property, plant and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If impairment exists based on expected future undiscounted cash flows, an impairment loss is recognized. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset, typically based on discounted future cash flows. Fair value is determined by management estimates using discounted cash flow calculations. The estimate of cash flows arising from the future use of the asset that are used in the impairment analysis is a critical accounting estimate because it requires judgment regarding what we would expect to recover from the future use of the asset. Significant assumptions used by management in the undiscounted cash flow analysis include the projected demand for biodiesel based on annual renewable fuel volume obligations under RFS2, our capacity to meet that demand, the market price of biodiesel and the cost of feedstock used in the manufacturing process. Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction in net income in the affected period. We have assessed the Company’s long-lived assets and definite-lived intangible assets and have determined that there was no impairment in their carrying amounts at November 30, 2011 and 2012.

Inventories

Our inventories consist primarily of biodiesel, methanol, catalyst and crude glycerin, and are valued at the lower of cost or market value, with cost determined on a weighted average basis. Cost for finished goods inventories includes materials, direct labor, and an allocation of overhead. Market value for raw materials is replacement cost and for finished goods is net realizable value.

We evaluate the carrying value of inventories on a regular basis, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price we expect to obtain for products in the market compared with historical cost and the remaining useful life of inventories on hand.

We believe the accounting estimate related to the valuation of inventories is a critical accounting estimate because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to the underlying factors. If actual demand or market conditions are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. We make judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitor current economic trends that might affect the level of credit losses in the future. We believe that the accounting estimate related to the allowance for doubtful accounts is a critical accounting estimate because it requires management judgment in making assumptions relative to customer or general economic factors that are outside our control. If the financial condition of the customers was to deteriorate, resulting in their inability to make payments, a specific allowance will be required. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered and the carrying value of accounts receivable would decrease and net income would be reduced.

Stock-based Compensation

We maintain a stock-based compensation plan under which incentive stock options to buy common stock may be granted to directors, officers and employees. Pursuant to ASC 718, we recognize expense for our stock-based compensation based on the fair value of the awards that are granted. The fair values of stock options are estimated at the date of grant using the Black-Scholes option pricing model. This estimate includes estimates of the expected term of the option, expected volatility of the Company’s stock price, expected dividends, and the risk-free interest rate. Measured compensation cost is recognized ratably over the vesting period of the related stock-based compensation award. The amount recognized as expense is adjusted to reflect the number of stock options expected to vest. When exercised, stock options are settled through the issuance of common stock and are therefore treated as equity awards. The expected volatility of our common stock is estimated using an average of volatilities of publicly traded companies in similar renewable energy businesses.

We believe the accounting estimate related to valuation of stock-based compensation is a critical accounting estimate because it is based on highly subjective estimates and assumptions that may result in materially different amounts should circumstances change such that the Company decides to employ different assumptions in future periods.

Income Taxes and Uncertain Tax Positions

We account for income taxes under ASC 740 Accounting for Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. ASC 740-10-05, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Potential tax benefits from net operating losses and foreign tax credit carry forwards are not recognized by the Company until their realization is more likely than not. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. We have determined that there were no tax exposures at November 30, 2011 and 2012.

We believe that the accounting estimate related to income taxes is a critical accounting estimate because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in more than one jurisdiction, and the resulting ability to utilize tax assets at those future dates. If our operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period. Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

Emerging Growth Company (EGC)

The Company is an EGC pursuant to Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under Section 102(b) of the JOBS Act, the Company has elected to apply any new or revised financial accounting standard on the same date a company that is not an issuer is required to apply the new or revised accounting standard, if the standard applies to a non-issuer. If the new or revised accounting standard does not apply to a non-issuer, then the Company will apply it according to the transition provisions for a non-EGC. As a result of our election to be treated as an emerging growth company, our financial statements may not be comparable to those of companies that comply with public company effective dates for the adoption of new accounting standards. The Company’s election to use the extended transition period for complying with new or revised accounting standards under Section 102(b) of the JOBS Act had no impact on the consolidated financial statements as of November 30, 2012.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and the International Financial Reporting Standards (IFRS). The amendments in the update are intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company adopted this statement effective March 1, 2012. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other , which amends ASC Topic 350 and the current guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If an entity determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by the amendments are required to be applied retrospectively for all comparative periods presented. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information in response to this item is contained elsewhere in this Report beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the our management, with the participation of both of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and chief financial officer each concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended November 30, 2012 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

     1. Financial Statements. The following financial statements and the report of Methes’ independent auditor thereon, are filed herewith.

1.	Report of Independent Registered Public Accounting Firm
2.	Consolidated Balance Sheets as of November 30, 2012 and 2011
3.	Consolidated Statements of Operations for the years ended November 30, 2012 and 2011
4.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended November 30, 2012 and 2011
5.	Consolidated Statements of Cash Flows for the years ended November 30, 2012 and 2011
6.	Notes to Consolidated Financial Statements

     2. Financial Statement Schedules.

     None.

     3.Exhibits Incorporated by Reference or Filed with this Report.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Methes Energies International Ltd. filed on July 6, 2012(2)
3.2	2012 Amended and Restated Bylaws(1)
4.1	Specimen stock certificate(1)
4.2	Form of warrant agreement, including form of Class A and Class B warrants(4)
4.3	Specimen unit certificate(1)
4.4	Form of representative’s warrant(4)
4.5	Form of warrant agreement issued in the November Offering and the January Offering for 65,189 and 26,075 shares of common stock, respectively, at an exercise price of $7.67 per share(1)
10.1	Amended and Restated 2008 Directors, Officers and Employees Stock Option Plan(1)
10.2	2012 Directors, Officers and Employees Stock Option Plan(1)
10.3	Form of Non-Statutory Stock Option Agreement(1)
10.4	Form of Incentive Stock Option Agreement(1)
10.5	Form of 8% Demand Note made by the Company to World Asset Management, Inc. in the aggregate principal amount of $1,280,000; and Michael G. Laporte in the amount of $150,000(1)
10.5(i)	Commitment by noteholders to defer payment on Demand Notes(4)
10.6	Lease Agreement dated November 5, 2007, by and between Methes Energies Canada Inc. and The Erin Mills Development Corporation(1)
10.7	Non-Repayable Contribution Agreement dated February 9, 2009, by and between Methes Energies Canada Inc. and Canada(1)
10.8	Non-Repayable Contribution Agreement dated December 6, 2011, by and between Methes Energies Canada Inc. and Canada(1)
10.9	Promissory Notes from Methes to World Asset Management each in the amount of $500,000 and dated March 12 and April 26, 2012(2)
10.10	Letter re Term Loan Facility between Methes Energies Canada, Inc. and TCE Capital Corporation dated June 12, 2012(2)
10.11	Exclusive Marketing Agreement dated as of August 27, 2012 between Methes Energies Canada, Inc. and Turnkey Modular Systems, Inc.(3)
14.1	Code of Ethics*
21.1	Subsidiaries of Methes Energies International Ltd.(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
__________
*     Filed herewith.

**
Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(1)	Filed as an exhibit to our Registration Statement on Form S-1 (SEC No. 333-182302) on June 22, 2012 and incorporated herein by reference.

(2)	Filed as an exhibit to Amendment #1 to our Registration Statement on Form S-1 (SEC No. 333-182302) on August 14, 2012 and incorporated herein by reference.

(3)	Filed as an exhibit to Amendment #2 to our Registration Statement on Form S-1 (SEC No. 333-182302) on August 30, 2012 and incorporated herein by reference.

(4)	Filed as an exhibit to Amendment #4 to our Registration Statement on Form S-1 (SEC No. 333-182302) on October 5, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Methes Energies International Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METHES ENERGIES INTERNATIONAL LTD.

Date: February 22, 2013	By:	/s/ Michel G. Laporte
Michel G. Laporte — Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Methes Energies International Ltd. and in the capacities indicated on this 22nd day of February 2013.

/s/ Michel G. Laporte	Chairman and Chief Executive Officer
Michel G. Laporte	(Principal Executive Officer)

/s/ Edward A. Stoltenberg	Chief Financial Officer
Edward A. Stoltenberg	(Principal Financial and Accounting Officer)

/s/ Kebir Ratnani	Director
Kebir Ratnani

/s/ John Pappain	Director
John Pappain

/s/ Anthony T. Williams	Director
Anthony T. Williams

/s/ Perichiyappan Senthilnathan	Director
Perichiyappan Senthilnathan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Methes Energies International Ltd. and Subsidiaries

Audited Consolidated Financial Statements
For the Fiscal Years Ended
November 30, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Methes Energies International Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Methes Energies International Ltd. and subsidiaries (the “Company”) as of November 30, 2011 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Methes Energies International Ltd. and subsidiaries as at November 30, 2011 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Signed: “MSCM LLP”

Chartered Accountants
Licensed Public Accountants

Toronto, Ontario
February 20, 2013

METHES ENERGIES INTERNATIONAL LTD.
Consolidated Balance Sheets

(Expressed in US dollars)	As at	As at
	November 30,	November 30,
	2011	2012

ASSETS

Current assets
Cash and cash equivalents	$1,693,301	$402,724
Accounts receivable, net (notes 3 and 16)	1,122,323	303,418
Inventories (note 4)	1,187,442	1,196,798
Prepaid expenses and deposits	13,163	100,972
Deferred financing fees	-	26,334
Total current assets	4,016,229	2,030,246

Deposits (note 13)	860,923	13,813
Property, plant and equipment, net (note 5)	2,968,699	8,231,826
Intangible assets, net (note 6)	400,358	413,027
Total assets	$8,246,209	$10,688,912

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities (notes 7 and 13)	$2,441,493	$1,762,666
Short-term loan (note 8)	-	1,509,600
Payable to related parties (note 9)	520,881	1,617,999
Total liabilities	2,962,374	4,890,265

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding at November 30, 2011 and 2012, respectively (note 11)	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,734,447 and 6,553,169 shares issued and outstanding at November 30, 2011 and 2012, respectively (note 11)	5,734	6,553
Additional paid-in capital	11,598,421	16,033,123
Subscription receivable (note 14)	(46,056)	-
Accumulated deficit	(6,274,264)	(10,241,029)
Total stockholders' equity	5,283,835	5,798,647
Total liabilities and stockholders' equity	$8,246,209	$10,688,912

Commitments (note 15)

See accompanying notes to consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.
Consolidated Statements of Operations

(Expressed in US dollars)

	For the Year Ended November 30, 2011	For the Year Ended November 30, 2012

Revenue (note 13)
Biodiesel sales	$9,731,355	$5,801,146
Feedstock sales	838,994	393,208
Glycerin sales	132,526	49,894
Government incentives (note 16)	518,872	299,540
Equipment sales (note 4)	256,342	(241,342)
Royalties	107,148	66,445
Others	200,616	180,857
	11,785,853	6,549,748
Cost of goods sold	10,120,570	5,998,728
Gross profit	1,665,283	551,020

Operating expenses

Selling, general and administrative expenses (notes 5,6,11 and 12)	2,436,615	4,270,773
Loss before interest and taxes	(771,332)	(3,719,753)

Other income (expenses)
Interest expense (notes 8 and 9)	(39,750)	(250,146)
Interest income	132	3,134
Loss before income taxes	(810,950)	(3,966,765)

Income taxes (note 10)	-	-
Net loss for the year	$(810,950)	$(3,966,765)

Net Loss Per Common Share - Basic and Diluted	$(0.15)	$(0.67)
Weighted average number of common shares - Basic and Diluted	5,269,183	5,961,659

See accompanying notes to consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.
Consolidated Statements of Stockholders' Equity
For the years ended November 30, 2011 and 2012

(Expressed in US dollars)

	Common Stock		Additional Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at November 30, 2010	5,189,005	$5,189	$7,526,193	$(186,056)	$(5,463,314)	$1,882,012
Issuance of common stock for cash (note 11)	545,442	545	4,182,995	-	-	4,183,540
Issuance of common stock options to
employees and officers (note 12)	-	-	99,233	-	-	99,233
Stock subscription (note 14)	-	-	-	140,000	-	140,000
Finder's fees (note 11)	-	-	(210,000)	-	-	(210,000)
Net loss for the year	-	-	-	-	(810,950)	(810,950)
Balance at November 30, 2011	5,734,447	$5,734	$11,598,421	$(46,056)	$(6,274,264)	$5,283,835
Issuance of common stock for cash (note 11)	258,722	259	1,984,792	-	-	1,985,051
Issuance of units - IPO (note 11)	560,000	560	2,799,440	-	-	2,800,000
IPO issuance cost (note 11)	-	-	(996,477)	-	-	(996,477)
Issuance of common stock options to
employees and officers (note 12)	-	-	246,949	-	-	246,949
Penalty shares (note 11)	-	-	399,998	-	-	399,998
Stock subscription (note 14)	-	-	-	46,056	-	46,056
Net loss for the year	-	-	-	-	(3,966,765)	(3,966,765)
Balance at November 30, 2012	6,553,169	$6,553	$16,033,123	$-	$(10,241,029)	$5,798,647

See accompanying notes to consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.
Consolidated Statements of Cash Flows

(Expressed in US dollars)

	For the Year Ended November 30, 2011	For the Year Ended November 30, 2012
Cash flow from operating activities:
Net loss for the year	$(810,950)	$(3,966,765)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	174,279	258,414
Non-cash stock compensation	99,233	246,949
Unrealized foreign exchange loss	-	44,700
Penalty share expense (note 11)	-	399,998
Changes in operating assets and liabilities:
Accounts receivable	(741,968)	818,905
Inventories	(943,620)	(9,356)
Prepaid expenses and deposits	(855)	(87,809)
Accounts payable and accrued liabilities	1,011,793	(678,827)
Customer deposits	(119,854)	-
Net cash used in operating activities	(1,331,942)	(2,973,791)

Cash flows from investing activities:
Additions to property, plant and equipment	(550,704)	(4,657,100)
Purchase of intangibles	(60,735)	(30,000)
Deposits for equipment	(860,923)	-
Net cash used in investing activities	(1,472,362)	(4,687,100)

Cash flows from financing activities:
Payable to related parties	185,989	1,097,118
Short-term loan (note 8)	-	1,464,900
Deferred financing fees	-	(26,334)
Issuance of Common Stock/Units	4,113,540	3,834,630
Net cash provided by financing activities	4,299,529	6,370,314

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,495,225	(1,290,577)
Cash and cash equivalents, beginning of year	198,076	1,693,301

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,693,301	$402,724

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	39,750	151,665
Non-cash investing and financing activities:
Finder’s fees settled through issuance of Common Stock	520,000	-

See accompanying notes to consolidated financial statements

1.	Nature of the Business and Financing Requirements

Methes Energies International Ltd. (the “Company”, or “Methes”) was incorporated on June 27, 2007 in the State of Nevada. Methes, through its operations in Canada and the United States, is a biodiesel processing equipment provider and a biodiesel producer. The Company has developed biodiesel processing equipment to produce biodiesel from recycled oils. The Company, through its wholly-owned subsidiary Methes Energies Canada Inc. (“Methes Canada”), operates two biodiesel manufacturing facilities; one is located in Mississauga, Ontario with a nameplate production capacity of 1.3 million gallons per year (mmgy), and the second facility is a recently commissioned production facility capable of producing 13.0 million gallons of biodiesel per year located in Sombra, Ontario. In addition to Methes Canada, Methes Energies USA Ltd. ("Methes USA") was incorporated as the wholly-owned subsidiary of the Company on June 27, 2007.

On October 4, 2012, Methes Canada was approved by the U.S. Environmental Protection Agency ("EPA") as a Foreign Renewable Fuel Producer at its Sombra, Ontario plant. As a result the biodiesel produced at its Sombra, Ontario facility also became eligible for export to the United States. Obtaining this approval from the EPA enables the Company to sell its biodiesel produced at its Sombra, Ontario facility into the U.S., and provides its U.S. importer the ability to generate Renewable Identification Numbers ("RINS"). RINS are used in the U.S. by obligated parties to comply with the Renewable Fuel Standard 2 ("RFS2").

On October 12, 2012, the Company’s registration statement on Form S-1 (File No. 333-182302) for its initial public offering (“IPO”) was declared effective by the U.S. Securities and Exchange Commission (“SEC”).  On October 30, 2012, the Company consummated the IPO pursuant to which it sold 560,000 units (each a “Unit”) at a price of $5.00 per Unit, and received net proceeds of $1.8 million, after deducting the underwriting fees and offering expenses. Each Unit consisted of (i) one share of common stock, $.001 par value (“Common Stock”), (ii) one Class A warrant, to purchase one share of Common Stock at an exercise price of $7.50 (each a “Class A Warrant”), and (iii) one Class B warrant, to purchase one share of Common Stock at an exercise price of $10.00 (each a “Class B Warrant”).

The Units were listed on the NASDAQ Capital Market under the symbol “MEILU”.  Up to November 26, 2012, only the Units were traded.  On November 26, 2012, the Common Stock and the Warrants began trading separately under the symbols MEIL, MEILW and MEILZ when the Units ceased trading and were delisted.

As at November 30, 2012, due in large part to the funds spent to develop and build the Sombra facility, the Company had a working capital deficiency of $2,860,019. In order to meet its objectives, the Company required additional financing at November 30, 2012. The Company anticipates that its Sombra facility will generate positive cash flow from operations and will operate profitably once full-scale commercial operations are achieved. It is management’s opinion that the anticipated positive cash flows from operations, cash from additional and refinanced loans along with the proceeds from the subsequent Private Placement referred to in Note 18, will be sufficient to meet the Company’s ongoing financing requirements.

2.	Summary of Significant Accounting Policies

a)
Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are expressed in United States dollars. The Company’s fiscal year-end is November 30.

The Company is an emerging growth company (EGC) pursuant to Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under Section 102(b) of the JOBS Act, the Company has elected to apply any new or revised financial accounting standard on the same date a company that is not an issuer is required to apply the new or revised accounting standard, if the standard applies to a non-issuer. If the new or revised accounting standard does not apply to a non-issuer, then the Company will apply it according to the transition provisions for a non-EGC. The Company’s election to use the extended transition period for complying with new or revised accounting standards under Section 102(b) of the JOBS Act had no impact on the consolidated financial statements as of November 30, 2012.

b)
Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Methes Canada and Methes USA.  All significant inter-company transactions and balances have been eliminated. Methes Canada was incorporated on December 23, 2004, and became a wholly-owned subsidiary of the Company on September 5, 2007. Methes USA was incorporated as a wholly-owned subsidiary of the Company on June 27, 2007.

2.	Summary of Significant Accounting Policies (continued)

c)
Reverse Stock Split

The Company implemented a reverse stock split of one share for each 3.835 outstanding shares of common stock, effective on June 11, 2012. The reverse stock split proportionately reduced all issued and outstanding shares of the Company’s common stock, as well as the common stock underlying stock options and warrants outstanding immediately prior to the effectiveness of the reverse stock split. The exercise price on outstanding equity based-grants was proportionately increased, while the number of shares available under the Company’s equity-based plans was proportionately reduced. Share and per share data (except par value) for all periods presented reflect the effects of this reverse stock split on a retroactive basis.

d)
Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Areas involving significant estimates and assumptions include: inventory valuation reserves; allowance for doubtful accounts; deferred income tax liabilities and assets, and related valuation allowances; expected future cash flows used in evaluating intangible assets and property, plant and equipment for impairment; warranty provision on processing equipment sold; estimated useful life of property, plant and equipment and intangible assets; and valuation of stock options. The estimates and assumptions made require judgment on the part of management and are based on the Company’s historical experience and various other factors that are believed to be reasonable in the circumstances. Management continually evaluates the information that forms the basis of its estimates and assumptions as the business of the Company and the business environment generally changes. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, the Company’s consolidated financial statements could be materially impacted.

e)
Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of bank deposits held in the United States and Canada.

f)
Inventories

The Company’s inventories consist primarily of bulk biodiesel, methanol, catalyst, crude glycerin and biodiesel processing equipment and are valued at the lower of cost and market value, with cost determined on a weighted average basis. Cost for finished goods inventories includes materials, direct labor, and an allocation of overheads. Market for raw materials is replacement cost, and for finished goods is net realizable value.

The Company evaluates the carrying value of inventories on a regular basis, taking into account such factors as historical and anticipated future sales compared with quantities on hand and the price the Company expects to obtain for products in the market compared with historical cost.

g)
Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance.  The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

h)
Revenue Recognition

Revenue is recognized in accordance with ASC 605, "Revenue Recognition in Financial Statements."  Under ASC 605, product or service revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the sales price is fixed and determinable and collectability is reasonably assured. The Company has not experienced any material expense in satisfying warranties. Details of specific recognition by product or service categories are as follows:

2.	Summary of Significant Accounting Policies (continued)

●
Revenue from the sale of biodiesel and its co-product, biodiesel processing equipment and feedstock is recognized when title and possession of the product is transferred to the customer. Possession is transferred to the customer at the time of shipment from the Company’s facility or at the time of delivery to a specified destination, depending on the terms of the sale.

●	The ecoENERGY incentive is recognized as revenue when the right to receive is established upon production and sale of biodiesel.
●	Revenue from services is recognized as services are performed.
●
Royalty revenue is recognized on an accrual basis in accordance with the Sales & Licensing Agreement of the biodiesel processing equipment sale. Royalty is charged on gallons of biodiesel produced by the Company's customers using the Company’s biodiesel processing equipment.

i)
Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with FASB ASC 705 “Cost of Sales and Services”. Shipping and handling costs for the years ended November 30, 2011 and 2012 were $561,065 and $344,146, respectively. Costs related to raw materials purchased, are included in inventory or cost of goods sold, as appropriate. While amounts charged to customers for shipping product are included in revenues, the related outbound freight costs are included in expenses as incurred.

j)
Deferred Financing Fees

Costs directly incurred in connection with the IPO were recorded as deferred financing fees until the completion of the IPO. These deferred financing fees were charged against additional paid-in capital upon completion of the IPO. Financing fees relating to other financing arrangements are deferred and amortized over the term of the loan. Deferred financing fees as at November 30, 2011 and 2012 were $nil and  $26,334, respectively.

k)
Financial Instruments

The Company’s financial instruments recognized in the consolidated balance sheets and included in working capital consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, amounts due to related parties and short-term loan. The fair values of these instruments approximate their carrying values due to their short-term maturities.

l)
Fair Value Measurements

Financial instruments that are measured subsequent to initial recognition at fair value are grouped into hierarchy based on the degree to which the fair value inputs are observable.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Fair value measurements are estimated based on inputs categorized as follows:

●	Level 1 inputs include quoted prices (unadjusted) for identical assets or liabilities in active markets that are observable.
●
Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 includes unobservable inputs that reflect the Company's own assumptions about what factors market participants would use in pricing the asset or liability.

When measuring fair value, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs.

2.	Summary of Significant Accounting Policies (continued)

m)
Foreign Currency Translation

The functional currency of the Company and its subsidiaries is the United States dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. Revenue and expenses are translated at average rates in effect during the reporting periods. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

n)
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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Potential tax benefits from net operating losses and foreign tax credit carry forwards are not recognized by the Company until their realization is more likely than not. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  The Company has determined that there were no tax exposures as at November 30, 2011 and 2012.

o)
Stock-based Compensation

The Company maintains a stock-based compensation plan under which incentive stock options to buy common stocks may be granted to directors, officers and employees. Pursuant to ASC 718, the Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted. The fair values of stock options are estimated at the date of grant using the Black-Scholes option pricing model, that require the input of highly subjective assumptions. Measured compensation cost is recognized ratably over the vesting period of the related stock-based compensation award. The amount recognized as expense is adjusted to reflect the number of stock options expected to vest. When exercised, stock options are settled through the issuance of common stock and are therefore treated as equity awards. The expected volatility of our common stock is estimated using an average of volatilities of publicly traded companies in similar renewable energy businesses.

p)
Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line basis at the following annual rates reflecting the estimated useful lives of the assets:

2.	Summary of Significant Accounting Policies (continued)

Sombra facility:
Building	40 years
Equipment	5 years
Equipment - Denami 3000	25 years

Mississauga facility:
Computer equipment	2 years
Leasehold improvements	Over the lease term
Equipment and fixtures	5 years
Equipment - Denami 600	25 years

q)
Intangible Assets

The Company’s finite-lived intangible assets consist of acquired intellectual property from a third party for the design and engineering of Denami 600 and Denami 3000 biodiesel processor equipment.  The intangible assets related to the Denami 600 and Denami 3000 are recorded at cost, less accumulated amortization and the amortization is provided over their 25 year estimated useful life on a straight-line basis.

r)
Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If impairment exists based on expected future undiscounted cash flows, a loss is recognized in income. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset, typically based on discounted future cash flows. The Company has assessed its long-lived assets and has determined that there was no impairment in their carrying amounts at November 30, 2011 and 2012.

s)
Per Share Data

Basic earnings per share (“EPS”) is determined by dividing net earnings available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the year. In computing diluted EPS, the average number of shares of Common Stock outstanding is increased by Common Stock options and warrants outstanding if the exercise prices were lower than the average market price of Common Stocks using the treasury stock method. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. Potentially dilutive shares include 65,189 warrants and 338,983 Common Stock options issued and outstanding as at November 30, 2011 and 1,267,264 warrants and 383,310 Common Stock options issued and outstanding as at November 30, 2012. All outstanding warrants and options have an anti-dilutive effect on the loss per share and are therefore excluded from the determination of the 2011 and 2012 diluted loss per share calculation.

2.	Summary of Significant Accounting Policies (continued)

t)
Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and the International Financial Reporting Standards (IFRS). The amendments in the update are intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company adopted this statement effective March 1, 2012. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other, which amends ASC Topic 350 and the current guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If an entity determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by the amendments are required to be applied retrospectively for all comparative periods presented. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

All other recent pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the consolidated financial statements of the Company.

3.	Accounts Receivable

The following schedule provides an analysis of the Company’s accounts receivable:

	As at November 30, 2011	As at November 30, 2012

Trade receivables	$1,122,323	$333,418
Allowance for doubtful accounts	-	(30,000)

	$1,122,323	$303,418

4.	Inventories

Inventories consisted of the following:

	As at November 30, 2011	As at November 30, 2012

Raw materials	$382,736	$330,627
Finished goods	804,706	739,205
Equipment (i)	-	126,966

	$1,187,442	$1,196,798

(i)	During fiscal 2012, certain oil processing research and development related equipment previously sold in fiscal 2011 was returned.

5.	Property, Plant and Equipment

	As at November 30, 2011
		Accumulated	Net Book
	Cost	Depreciation	Value
Sombra site (note 8):
Land	$409,134	$-	$409,134
Building	1,385,835	120,819	1,265,016
Equipment	278,082	168,795	109,287
Equipment - Denami 3000 (under construction)	467,904	-	467,904
Mississauga site:
Computer equipment	20,311	10,499	9,812
Leasehold improvements	102,201	34,655	67,546
Equipment and fixtures	153,503	116,271	37,232
Equipment - Denami 600	707,282	104,514	602,768

	$3,524,252	$555,553	$2,968,699

5.	Property, Plant and Equipment (continued)

	As at November 30, 2012
		Accumulated	Net Book
	Cost	Depreciation	Value
Sombra site:
Land	$409,134	$-	$409,134
Building	2,820,294	168,663	2,651,631
Equipment	727,020	257,475	469,545
Equipment - Denami 3000	3,964,293	25,059	3,939,234
Mississauga site:
Computer equipment	30,014	20,589	9,425
Leasehold improvements	102,202	45,218	56,984
Equipment and fixtures	255,463	146,782	108,681
Equipment - Denami 600	720,042	132,850	587,192

	$9,028,462	$796,636	$8,231,826

Total depreciation expense included in selling, general and administrative expenses in the consolidated statements of operations related to property, plant and equipment for the year ended November 30, 2011 and 2012 was $157,712 and $241,083, respectively.

6.	Intangible Assets

The major components of finite-lived intangible assets, which consist of acquired intellectual property for the design and engineering of biodiesel processor equipment, were as follows:

	As at November 30, 2011
		Accumulated	Net Book
	Cost	Amortization	Value

Denami 600	$414,174	$74,551	$339,623
Denami 3000	60,735	-	60,735

	$474,909	$74,551	$400,358

	As at November 30, 2012
		Accumulated	Net Book
	Cost	Amortization	Value

Denami 600	$414,174	$91,477	$322,697
Denami 3000	90,735	405	90,330

	$504,909	$91,882	$413,027

Total amortization expense included in selling, general and administrative expenses in the consolidated statements of operations related to intangible assets for the year ended November 30, 2011 and 2012 was $16,567 and $17,331, respectively.

Estimated future aggregate amortization expense for fiscal years ending November 30 is as follows:

	2013	2014	2015	2016	2017	Thereafter

Amortization expense	$20,196	$20,196	$20,196	$20,196	$20,196	$312,047

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	As at November 30, 2011	As at November 30, 2012

Accounts payable	$2,270,184	$1,128,115
Accrued liabilities	171,309	634,551

	$2,441,493	$1,762,666

8.	Short-Term Loan

On June 20, 2012, Methes Canada entered into a term loan facility agreement with a lender that allows Methes Canada to borrow up to $1,509,600 (historical amount of $1,464,900 or CDN$1,500,000). The term loan, which was drawn in late June 2012, is repayable in 12 months and bears interest at 23% per annum. The loan is prepayable by Methes Canada after six months upon payment of a penalty equal to one-month’s interest. The facility is guaranteed by the Company and collateralized by a general security agreement from Methes Canada and a first collateral mortgage on certain assets located at Sombra. The facility prohibits payment of debt in excess of $550,000 owed by the Company to certain of its stockholders and directors during the life of the facility and contains other customary debt covenants. The facility also provides that, beginning October 1, 2012, any additional operating losses incurred by Methes Canada must be financed by stockholders or new equity funding.

Interest expense incurred during the year ended November 30, 2011 and 2012 was $nil and $149,375, respectively.

9.	Payable To Related Parties

Payable to related parties is comprised of the following:

	As at November 30, 2011	As at November 30, 2012

Softdiffusion SA (stockholder)	$46,133	$49,333
Michel G. Laporte (stockholder and Director)	160,389	172,389
World Asset Management Inc. (stockholder)	314,359	1,396,277

	$520,881	$1,617,999

The related party payables bear interest at a rate of 8% per annum, are unsecured and repayable on demand.

10.	Income Taxes

The following table reconciles the expected income tax recovery at the statutory federal income tax rate of 35% to the amount recognized in the statements of operations:

	Year Ended November 30, 2011	Year Ended November 30, 2012

Loss before income taxes	$810,950	$3,966,765
Expected income tax recovery	(283,833)	(1,388,368)
Permanent differences	36,114	220,364
Foreign earnings taxed at rates
other than the U.S. statutory rate	223,325	87,315
Increase in valuation allowance	24,394	1,080,689
	$-	$-

The Company’s deferred income tax assets and liabilities, which are primarily related to Canada, are as follows:

	As at November 30, 2011	As at November 30, 2012
Deferred income tax assets

Net operating losses	$1,258,493	$2,453,326
Less: allocated against deferred income tax liability	(291,239)	(405,383)
Less: valuation allowance	(967,254)	(2,047,943)

	$-	$-

Deferred income tax liabilities

Property, plant and equipment and intangible assets	$291,239	$405,383
Less: offset by deferred income tax assets	(291,239)	(405,383)

	$-	$-

Since inception to November 30, 2012 the Company has incurred net losses, primarily related to Canada, for tax purposes of $9,101,682, which expire at various times through fiscal 2032. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. However, the potential tax benefit of net operating losses has not been recognized in these consolidated financial statements due to the uncertainty of their realization.

As at November 30, 2012, the Company is not subject to any uncertain tax positions.

11.	Stockholders’ Equity

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 and had 5,734,447 and 6,553,169 shares of Common Stock issued and outstanding as of November 30, 2011 and 2012, respectively.

The Company is also authorized to issue 10,000,000 shares of Preferred Stock with a par value of $0.001 and had no shares of preferred stock issued or outstanding as of November 30, 2011 and 2012.

During the year ended November 30, 2012, the Company issued 258,722 shares of Common Stock for cash at $7.67 per share (year ended November 30, 2011 - 545,442 shares of Common Stock for cash at $7.67 per share and incurred finder’s fees of $210,000) and 26,075 Common Stock warrants at an exercise price of $7.67 (year ended November 30, 2011 - nil). The warrants are exercisable for a period of one year commencing from the date the Company starts trading publicly on the NASDAQ (now known as the NYSE MKT).

On November 23, 2011, the Company issued together with 130,378 shares of Common Stock, 65,189 Common Stock warrants at an exercise price of $7.67. The warrants are exercisable for a period of one year commencing from the date the Company starts trading publicly on the NASDAQ or the NYSE MKT. The warrant holders are generally protected from anti-dilution by adjustments for any stock dividends, stock split, combination or other recapitalizations. In addition, the Company was required to issue or cause to be transferred 52,151 shares of additional Common Stock as penalty shares on behalf of the Company, should the Company not be listed on the NASDAQ or the NYSE MKT, and did not meet certain operating requirements, on or before July 1, 2012. As the Company was not listed on the NASDAQ or the NYSE MKT, and did not meet certain operating requirements, by July 1, 2012, a Company's shareholder, Softdiffusion SA, transferred 52,151 shares of Common Stock with an estimated fair value of $7.67 per share to a new stockholder as settlement for the penalty share obligation. The estimated fair value of $399,998 for these shares have been recorded by the Company as part of the general and administrative expenses and charged to additional paid-in capital for the fiscal year ended November 30, 2012.

As described in Note 1, on October 30, 2012, the Company completed an IPO pursuant to which it sold 560,000 Units, with an offering price of $5.00, and received net proceeds of $1.8 million, after deducting the underwriting fees and offering expenses. The total expenses amounting to $996,477 that were directly incurred in connection with the IPO, including underwriting fees, offering expenses and legal costs were charged against additional paid-in capital upon completion of the IPO. Each Unit consists of (i) one share of Common Stock, (ii) one Class A warrant, to purchase one share of Common Stock at an exercise price of $7.50, and (iii) one Class B warrant, to purchase one share of Common Stock at an exercise price of $10.00. The Class A and Class B warrants are exercisable for a period of five years commencing from the date of the IPO. Commencing six months after the date of the IPO, the Company may redeem some or all of the Class A warrants at a price of $0.05 per warrant after the closing bid price of its Common Stock has been at or above 200% of the unit offering price for five consecutive trading days, by giving the holders not less than 30 days’ notice. Commencing six months after the date of the IPO, the Company may redeem some or all of the Class B warrants at a price of $0.05 per warrant after it reports, for any four consecutive fiscal quarters, a total of $8 million of income before income taxes, by giving the holders not less than 30 days’ notice.

On October 30, 2012, in connection with the IPO, the Company issued warrants to purchase 56,000 Units, identical to the Units offered under the IPO, with an exercise price of $6.00, to the representative of the underwriters of the offering. The fair value of these warrants at the date of the grant was $159,249. This amount was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 0.74%, a dividend yield of 0%, and an expected volatility of 75%.

12.	Stock-Based Compensation

The Company’s Amended and Restated 2008 Directors, Officers and Employees Stock Option Plan, which was originally approved by stockholders at the annual general meeting of the Company held on December 5, 2007, and subsequently amended by the stockholders on July 23, 2008. This plan was established to enable the Company to attract and retain the services of highly qualified and experienced directors, officers, employees and consultants and to give such persons an interest in the success of the Company and its subsidiaries. The total number of shares currently authorized under the plan is 391,134. The options and awards will be granted at the discretion of the Board of Directors. Options issued under the plan that are deemed to be incentive stock options will be priced at not less than 100% of the fair market value of the common shares at the date of the grant, subject to certain limitations for 10 percent stockholders. The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model using the following assumptions:

12.	Stock-Based Compensation (continued)

Fiscal Year ended November 30,	2011	2012

Exercise price ($)	7.67	7.67
Risk-free interest rate	2.00%	1.92% to 2.08%
Expected term (Years)	10	10
Expected volatility	100%	100%
Expected dividend yield	0%	0%
Fair value of option ($)	6.86	6.86 to 6.90
Expected forfeiture rate	Nil	Nil

All the grants vest quarterly over a two year period and expire on the tenth anniversary of the grant date. The following table summarizes the stock option activities of the Company:

Number of options
Outstanding as of December 1, 2010	333,768
Granted	5,215
Exercised	-
Cancelled/forfeited	-
Outstanding as of November 30, 2011	338,983
Granted	44,327
Exercised	-
Cancelled/forfeited	-
Outstanding as of November 30, 2012	383,310

As of November 30, 2012 the Company has granted a total of 383,310 options to purchase common stock to employees, directors and advisory board members, all of which are currently outstanding and of which 350,716 are vested and exercisable. All of these outstanding stock options have an exercise price above the average market price.

The Company recorded $99,233 and $246,949 in general and administrative expenses for share-based compensation expense for the years ended November 30, 2011 and 2012, respectively, with corresponding credits to additional paid-in capital. As of November 30, 2012, the total fair value of the options granted to employees at the respective grant dates was $1,458,698, of which the unrecognized portion of $107,882 related to the unvested shares associated with these stock option grants will be recognized over a period of two years. The Company will issue new shares upon exercise of the stock options.

13.	Fair Value Measurements, Concentrations and Risk

a)	The Company's cash and cash equivalents, which are carried at fair value, are classified as a level 1 financial instrument at November 30, 2011 and 2012.

b)	The Company is exposed to the following concentrations of risk:

Major Customers

The Company's revenue was earned primarily from three major customers in 2012 comprising 39%, 26% and 21% of total revenue (2011 - one major customer accounted for 83% of total revenue).

13.	Fair Value Measurements, Concentrations and Risk (continued)

Major Vendor

The Company has an exclusive agreement to manufacture biodiesel processor equipment with Turn-Key Modular Systems Inc. (“Turnkey”), a stockholder. During the year ended November 30, 2012, the Company made purchases of $2,611,266 (November 30, 2011 - $73,829) from Turnkey. As of November 30, 2012, the Company has accounts payable of $51,414 (2011 - $51,701) and deposits of $nil (2011 - $860,923) with Turnkey.

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and marketing in Canada.  Changing political climates in Canada could have a significant effect on the Company’s business.

c)	The Company’s financial instruments are exposed to certain financial risks, including credit risk, currency risk and liquidity risk.

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations, and arises principally from the Company's cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with institutions of high creditworthiness. The carrying value of the financial assets represents the maximum credit exposure.

The Company minimizes credit risk by routinely reviewing the credit risk of the counterparty to the arrangement and has maintained adequate allowance for losses related to credit risk at November 30, 2011 and 2012.

Currency Risk

The Company is exposed to financial risk related to the fluctuation of foreign exchange rates.   The Company's functional currency is U.S. dollars.  A significant change in the currency exchange rates between the U.S. dollar relative to the Canadian dollar could have an effect on the Company's results of operations, financial position and cash flows.  The Company has not entered into any derivative financial instruments to manage exposures to currency fluctuations.

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

As at November 30, 2012, due in large part to the funds spent to develop and build the Sombra facility, the Company had a working capital deficiency of $2,860,019.

As described in notes 1 and 11, on October 30, 2012, the Company completed its IPO pursuant to which it sold 560,000 Units and raised net proceeds of approximately $1.8 million, after deducting the underwriting fees and offering expenses. The Company anticipates that its Sombra facility will generate positive cash flow from operations and will operate profitably once full-scale commercial operations are achieved. It is management’s opinion that the anticipated positive cash flows from operations, cash from additional and refinanced loans along with the proceeds from the subsequent Private Placement referred to in Note 18, will be sufficient to meet the Company’s cash requirements.

14.	Subscription Receivable

On January 29, 2009, the Company received and executed a subscription agreement from Softdiffusion S.A. for a total of 61,741 shares of common stock at $7.67 per share, or an aggregate investment of $473,556. Softdiffusion S.A. paid for the shares on January 29, 2009 by delivering a promissory note with a principal balance of $473,556. As of November 30, 2011 Softdiffusion S.A. had paid the Company a total of $427,500 leaving an outstanding balance of $46,056. On January 5, 2012, the Company received a final payment of $46,056 from Softdiffusion S.A. in relation to the subscription receivable.

15.	Commitments

Building Leases:

Methes Canada is a party to a lease agreement for the Mississauga facility for a term of five years from January 1, 2008 to December 31, 2012 and to a sublease agreement for a unit adjacent to its Mississauga facility from November 1, 2011 to December 31, 2012. On September 28, 2012, the Company re-negotiated and renewed a combined five year lease term for both of these facilities starting from January 1, 2013 to December 31, 2017. The renewed lease term provides for a two month rent free period in 2013.

As at November 30, 2012, Methes Canada must pay, in addition to other amounts such as it’s pro rata share of taxes, the following amounts over the term of the lease:

Annual
Minimum Rent

2013	$128,764
2014	$144,958
2015	$144,958
2016	$144,958
2017	$144,958
2018	$12,080
Railroad Car Leases:

As at November 30, 2012, the Company is a party to the following lease agreements for railcars at its Sombra facility:

	Start Date	End Date	Term

Eight railcars at $3,500 per month	1-Aug-10	31-Jul-13	36 months

Four railcars at $2,000 per month	1-Aug-10	31-Jul-13	36 months

Four railcars at $3,140 per month	Dec. 1, 2011	Nov. 30, 2016	60 months

One railcar at $575 per month	Jan. 1, 2012	Dec. 31, 2016	60 months

One railcar at $575 per month	1-May-12	30-Jun-15	36 months

Ten railcars at $8,700 per month	1-May-13	30-Jun-18	60 months

Annual Minimum Rent

2013	$156,380
2014	$155,880
2015	$153,005
2016	$148,980
2017	$104,975
2018	$104,400

16.	Contribution Agreements with Minister of Natural Resources of Canada

In 2009, the Company entered into a Non-Refundable Contribution Agreement with the Minister of Natural Resources of Canada for the Mississauga facility under the ecoENERGY for Biofuels program. Under this agreement, the Company may receive up to $5,635,840 (CDN$5,600,000) in the years from 2009 to 2016 from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company.

For the year ended November 30, 2012, the Company claimed incentives of $299,540 (2011 - $518,872).  Since entering into the program to November 30, 2012, the Company has claimed total incentives of $1,448,115 and has received total amount of $1,401,299.

Included in accounts receivable as at November 30, 2011 and 2012 is an amount receivable of $107,663 and $46,816 respectively, due from the Minister of Natural Resources of Canada.

In 2010, the Company applied for an incentive under the ecoENERGY for Biofuels program for its Sombra facility and was approved by the Canadian government. The final Contribution Agreement with the Minister of Natural Resources of Canada for the Sombra facility under the ecoENERGY for Biofuels program was signed by the Company and the Canadian Government on December 6, 2011.  Under this agreement, the Company may receive up to $22,645,208 (CDN$22,501,200) in the years from 2012 to 2017 from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company. As of November 30, 2012, the Company has earned $nil pursuant to this agreement.

17.	Segment Information

The Company reports in a single operating segment, being a producer and seller of biodiesel fuel and biodiesel processing equipment.

Geographic segments:

The Company's assets and operating facilities, other than cash balances of $1,361,889 at November 30, 2011 and $336,065 at November 30, 2012, are all located in Canada. The Company services the majority of its customers in the United States.  The Company derives its revenue geographically as follows:

	Year Ended November 30, 2011	Year Ended November 30, 2012
Revenue

United States	$10,005,878	$5,678,693
Canada	1,779,975	871,055

	$11,785,853	$6,549,748

18.	Subsequent Events

The Company has performed an evaluation of subsequent events through February 20, 2013, and has determined there have been the following material subsequent events requiring disclosure:

a)
On January 26, 2013, the Company borrowed $400,000 from a lender and issued to the lender a demand promissory note in the principal amount of $400,000 bearing interest of 8% per annum.  Repayment of the loan and payment of the accrued interest will be due upon demand.

b)
In December 2012, the Company commenced a private placement to accredited investors of up to 425,000 Units at $4.00 per Unit, each consisting of one share of Common Stock, one Class A Warrant, to purchase one share of Common Stock at an exercise price of $7.50, and one Class B Warrant, to purchase one share of Common Stock at an exercise price of $10.00, (the “Private Placement”).  The Class A and Class B warrants are exercisable for a period of five years commencing from October 12, 2012, the effective date of the IPO. On February 19, 2013, the Company completed the Private Placement and raised net proceeds of approximately $1.5 million, after deducting the sales commission and fees.

* * * * * *

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Methes Energies International Ltd. filed on July 6, 2012(2)
3.2	2012 Amended and Restated Bylaws(1)
4.1	Specimen stock certificate(1)
4.2	Form of warrant agreement, including form of Class A and Class B warrants(4)
4.3	Specimen unit certificate(1)
4.4	Form of representative’s warrant(4)
4.5	Form of warrant agreement issued in the November Offering and the January Offering for 65,189 and 26,075 shares of common stock, respectively, at an exercise price of $7.67 per share(1)
10.1	Amended and Restated 2008 Directors, Officers and Employees Stock Option Plan(1)
10.2	2012 Directors, Officers and Employees Stock Option Plan(1)
10.3	Form of Non-Statutory Stock Option Agreement(1)
10.4	Form of Incentive Stock Option Agreement(1)
10.5	Form of 8% Demand Note made by the Company to World Asset Management, Inc. in the aggregate principal amount of $1,280,000; and Michael G. Laporte in the amount of $150,000(1)
10.5(i)	Commitment by noteholders to defer payment on Demand Notes(4)
10.6	Lease Agreement dated November 5, 2007, by and between Methes Energies Canada Inc. and The Erin Mills Development Corporation(1)
10.7	Non-Repayable Contribution Agreement dated February 9, 2009, by and between Methes Energies Canada Inc. and Canada(1)
10.8	Non-Repayable Contribution Agreement dated December 6, 2011, by and between Methes Energies Canada Inc. and Canada(1)
10.9	Promissory Notes from Methes to World Asset Management each in the amount of $500,000 and dated March 12 and April 26, 2012(2)
10.10	Letter re Term Loan Facility between Methes Energies Canada, Inc. and TCE Capital Corporation dated June 12, 2012(2)
10.11	Exclusive Marketing Agreement dated as of August 27, 2012 between Methes Energies Canada, Inc. and Turnkey Modular Systems, Inc.(3)
14.1	Code of Ethics*
21.1	Subsidiaries of Methes Energies International Ltd.(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
__________
*	Filed herewith.

**
Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(1)	Filed as an exhibit to our Registration Statement on Form S-1 (SEC No. 333-182302) on June 22, 2012 and incorporated herein by reference.

(2)	Filed as an exhibit to Amendment #1 to our Registration Statement on Form S-1 (SEC No. 333-182302) on August 14, 2012 and incorporated herein by reference.

(3)	Filed as an exhibit to Amendment #2 to our Registration Statement on Form S-1 (SEC No. 333-182302) on August 30, 2012 and incorporated herein by reference.

(4)	Filed as an exhibit to Amendment #4 to our Registration Statement on Form S-1 (SEC No. 333-182302) on October 5, 2012 and incorporated herein by reference.