Form 10-K/A
period 2012-11-30
METHES ENERGIES INTERNATIONAL LTD
filed 2013-03-15
CIK 1436549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment #1

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☐     Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☑

On May 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter there was no trading market for the registrant’s common stock. The registrant’s common stock began trading on the NASDAQ Stock Market on November 26, 2012.

  As of February 22, 2013, the registrant has 6,978,169 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS

		Page

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	1

Item 11.	Executive Compensation	4

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	7

Item 13.	Certain Relationships and Related Transactions, and Director Independence	8

Item 14.	Principal Accounting Fees and Services	8

Signatures		10

Exhibit Index

i

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended November 30, 2012 (our “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2013, to include the information required by Items 10 through 14 of Part III of our Form 10-K. This information was previously omitted from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by March 30, 2013.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new Exhibits 31.1 and 31.2 are filed, and new Exhibits 32.1 and 32.2 are furnished herewith. This Amendment does not amend or otherwise update any other information in our Form 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

All references in this Form 10-K to “Company,” “Methes,” “we,” “us,” or “our” refer to Methes Energies International Ltd. and its wholly owned subsidiaries Methes Energies Canada Inc. and Methes Energies USA Ltd. unless the context otherwise indicates.

ii

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

MANAGEMENT
Directors and Executive Officers

The following table sets forth the names, ages at March 15, 2013 and principal positions of our directors and executive officers.

Name	Age	Position with the Company	Director Since

Michel G. Laporte,	49	Chairman, Chief Executive Officer and Treasurer	2007
Han Swoong (Nicholas) Ng	37	President*
Johann (John) Loewen	37	Vice President of Operations*
Edward A. Stoltenberg	73	Chief Financial Officer and Secretary
Mike Hallman	37	Vice President of Project Management*
Steven Anthony	54	Vice President of Sales and Marketing*
Afrin Shams	36	Chief Accounting Officer*
Kebir Ratnani	62	Director	2008
John Pappain	75	Director	2012
Perichiyappan Senthilnathan	61	Director	2012
Anthony T. Williams	66	Director	2012

*These officers also hold the same positions at our wholly owned subsidiary, Methes Canada and receive all of their cash compensation from that entity.

The principal occupation and business experience for at least the last five years for each director and executive officer is set forth below.

Michel G. Laporte has served as our Chairman, Chief Executive Officer, Treasurer and Secretary since June 2007. Mr. Laporte also served as President, Chief Executive Officer and a director of SunSi Energies Inc., a trichlorosilane producer, from March 2009 to December 2010, and provides ongoing consulting services to World Asset Management Inc., which holds 514,095 shares of our Common Stock. We believe Mr. Laporte is qualified to serve as a director because of his demonstrated leadership skills as our Chief Executive Officer since 2007, his senior executive experience with public corporations and his extensive background and experience in international transactions.

Edward A. Stoltenberg has served as our Chief Financial Officer since November 2011. Prior thereto, and since 1999, Mr. Stoltenberg was a Managing Director of Phoenix Financial Services LLC, an investment banking firm, which provides financial services to middle market public and private companies. Since March 2007, Mr. Stoltenberg has been a Director of Converted Organics Inc. a manufacturer of organic fertilizer. Mr. Stoltenberg is a certified public accountant. He holds a B.A. from Ohio Wesleyan University and an M.B.A. from the University of Michigan.

Han Swoong (Nicholas) Ng has served as our President, or that of Methes Canada, of which he is a co-founder, since February 2012. Prior thereto, he served as Director of Business Development for Methes Canada since December 2004. Mr. Ng holds a B.A. from the University of Toronto.

Johann (John) Loewen has served as our Vice President of Operations, or that of Methes Canada, of which he is a co-founder, since February 2012. Prior thereto, Mr. Loewen had been President of Methes Canada since December 2004.

Steven Anthony has served as our Vice President of Sales and Marketing, or that of Methes Canada, since August 2008. Prior thereto, Mr. Anthony had been employed by LANMark Systems Inc. as a sales and marketing consultant to information technology and services companies.

Michael Hallman has served as our Vice President of Project Development, or that of Methes Canada, since September 2011. Prior thereto, he was Vice President of Operations at TKMS, a design and build firm specializing in sanitary process piping systems for the biotech, pharmaceutical, nutraceutical, and cosmetics industries, since 2005. At TKMS Mr. Hallman was responsible for thedesign, development and delivery of our biodiesel processors. TKMS is the exclusive manufacturer of our biodiesel processors.

Afrin Shams has served as our Chief Accounting Officer, or that of Methes Canada, since May 2010. Prior thereto, Ms. Shams was a Senior Staff Accountant with Sloan Partners, LLP a Chartered Accounting Firm, where she managed audits, reviews and compilations in various industries, since February 2008. From September 2005 to February 1, 2008, she was employed as a staff accountant at Vottero Frenes McGrath Yee, a chartered accounting firm. Ms. Shams is a Chartered Accountant.

Kebir Ratnani has served as a director since 2008. He has been Senior Vice President of NCLavalin International, an international engineering and construction group since 2000, where he is responsible for water, energy and infrastructure projects in Africa, the Middle East and Latin America. Mr. Ratnani is a director of Sofame Technologies Inc., a manufacturer of heat recovery equipment, and of SunSi Energies Inc. Mr. Ratnani is qualified to serve as a director because of his extensive business background and his long service in senior executive positions in clean energy and other related industries. In particular, we believe his experience and background in dealing with government agencies in more than 20 countries on energy and waste water projects, his experience in personnel management and his training and experience as a Chemical Engineer has enabled him to make an important contribution to our board.

John Pappain has served as a director since the effective date of our initial public offering on October 12, 2012 and been President and Chief Executive Officer of Terrajay Holdings Energy Consultants since 2005. Mr. Pappain has created, co-founded, arranged financing and constructed numerous renewable energy production facilities, including the Peel Resource Recovery Inc. Energy from Waste power plant in partnership with the Regional Municipality of Peel and Ontario Hydro, and the Medical Waste Processing Facility, both located in Brampton, Ontario, Canada. Mr. Pappain is qualified to serve as a director because of his experience as a consultant to renewable energy businesses. We believe his experience in financing and constructing renewable energy facilities and his extensive background in dealing with environmental laws will enable him to make an important contribution to our board.

Perichiyappan Senthilnathan (Senthil) has served as a director since the effective date of our initial public offering on October 12, 2012 and as Technical Director for EnviroGem Inc. a provider of environmental solutions and technical services since October 1995. Mr. Senthilnathan also serves on the Methes International Advisory Board. Mr. Senthilnathan is qualified to serve as a director because of his extensive business background and his experience in environmental businesses. In particular, we believe his experience in biodiesel and glycerin treatment, his training as a Chemical Engineer and his experience with Fortune 500 companies will enable him to make an important contribution to our board.

Anthony T. Williams has served as a director since the effective date of our initial public offering on October 12, 2012 and been an independent financial and business consultant since 2002. From 2006 until 2007, he served as Chairman of the Board of Anvil Holdings, Inc., a manufacturer of active wear and other apparel which filed a voluntary plan of reorganization under Chapter 11 in 2006. He was President and Chief Operating Officer and Chief Financial Officer of Pillowtex Corporation/Fieldcrest Cannon, a manufacturer of home fashion brands from 2000 to 2002, leading that corporation through bankruptcy reorganization proceedings which commenced in 2000 and from which it emerged in May 2002. He is a Chartered Accountant. Mr. Williams is qualified to serve as a director because of his extensive business background and experience. In particular, we believe that his training and certification as a Chartered Accountant and his experience as a Chief Operating Officer and Chief Financial Officer of major public corporations bring valued knowledge and experience to our board.

Each of Messrs. Ratnani, Pappain, Senthilnathan and Williams (the “Independent Directors”) qualifies as independent as defined by the independence standards established under the applicable rules of the SEC and Nasdaq Rule 5605(a)(2).

Committees of the Board of Directors

The board has established three standing committees: an audit committee, a compensation committee and a corporate governance and nominating committee. Each committee will be made up entirely of independent directors as defined in Nasdaq Rule 5605(a)(2).

Audit Committee. The audit committee oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with auditors and audits of financial statements.  Specifically, the audit committee’s responsibilities include the following:

● selecting, hiring and terminating our independent auditors;
● evaluating the qualifications, independence and performance of our independent auditors;
● approving the audit and non-audit services to be performed by the independent auditors;
● reviewing the design, implementation and adequacy and effectiveness of our internal controls and critical accounting policies;
● overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and other accounting matters;
● with management and our independent auditors, reviewing any earnings announcements and other public announcements regarding our results of operations; and
● preparing the report that the SEC requires in our annual proxy statement.

Anthony T. Williams is chairman of the audit committee and the other members of the audit committee are Messrs. Pappain and Senthilnathan. The board has determined that Mr. Williams will be qualified to be an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and all audit committee members will be qualified to be “independent” for purposes of Nasdaq listing standards and Rule 10A-3(b) under the Exchange Act.

Compensation Committee. The compensation committee assists the board in determining the development plans and compensation of our officers, directors and employees. The members of the compensation committee are Messrs. Pappain, Ratnani and Senthilnathan.  Specific responsibilities include the following:

● approving the compensation and benefits of our executive officers;
● reviewing the performance objectives and actual performance of our officers; and
● administering our stock option and other equity and incentive compensation plans.

Corporate Governance and Nominating Committee. The corporate governance and nominating committee will assist the board by identifying and recommending individuals qualified to become members of the board. The members of the corporate governance and nominating committee are Messrs. Pappain, Ratnani and Senthilnathan.  Specific responsibilities include the following:

● evaluating the composition, size and governance of our board and its committees and make recommendations regarding future planning and the appointment of directors to our committees;
● establishing a policy for considering stockholder nominees to our board;
● reviewing our corporate governance principles and making recommendations to the board regarding possible changes; and
● reviewing and monitoring compliance with our code of ethics and insider trading policy.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Exchange Act, our directors, officers and beneficial owners of more than 10% of our common stock are required to report their beneficial ownership of common stock and any changes in that ownership to the SEC. Officers, directors, and greater-than-10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors, and greater-than-10% stockholders were complied with during the fiscal year ended November 30, 2012.

CODE OF ETHICS

We maintain a Code of Ethics to provide guidance on sustaining our commitment to high ethical standards. The code applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This Code of Ethics is posted on our website at www.methes.com.

Item 11.    Executive Compensation

Summary of Compensation

For the year ended November 30, 2012, Michel G. Laporte, our principal and chief executive officer, was paid total compensation of $5,000 and no other executive officer received compensation in excess of $100,000.  Prior to the completion of our initial public offering on October 30, 2012 and for the year ended November 30, 2011, no compensation was paid to Mr. Laporte and no other executive officer received compensation in excess of $100,000.

The primary objective of our executive compensation program is to attract and retain qualified, energetic managers who are enthusiastic about our mission and culture. A further objective of the compensation program is to provide incentives and reward each manager for their contribution. In addition, we strive to promote an ownership mentality among key leadership and the board of directors.

It is our intention to set total executive cash compensation at levels sufficient to attract and retain a strongly motivated leadership team. Each executive’s current and prior compensation is considered in setting future compensation. In addition, we review the compensation practices of other companies. To some extent, our compensation plan is based on the market and the companies we compete against for executive management. The elements of our proposed compensation plan, base salary, bonus and stock options, are similar to the elements of compensation used by many companies.

Risks Arising from the Company’s Compensation Policies and Practices

Messrs. Laporte and Ratnani have reviewed our compensation policies and practices, and based on their review, concluded that any risks associated with our compensation programs are not reasonably likely to have a material adverse effect on the Company.

Outstanding Equity Awards at Fiscal-Year End

The following table details all outstanding equity awards held by Mr. Laporte at November 30, 2012:

	Outstanding Equity Awards at Fiscal Year-End
	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#) (2)	Market Value of Shares or Units of Stock that have not vested ($)(3)

Michel Laporte	52,151	3.84	12/4/2019	-	-
(1)	Consists of stock option grants awarded under the 2008 Plan at fair market value on the date of grant.

Director Compensation

No cash or other compensation was paid to our Independent Directors for services in fiscal 2012.  We expect that compensation for our directors will be determined in Fiscal 2013.  At November 30, 2012, (i) Mr. Ratnani held options to purchase 32,593 shares at an exercise price of $3.84 per share; and (ii) Mr. Senthilnathan held an option to purchase 6,518 shares at an exercise price of $3.84 per share. The number of shares to be acquired upon exercise assumes that the options are fully-vested at November 30, 2012.

Limitations of Directors’ Liability and Indemnification

Our articles of incorporation provide that a director will not be personally liable to us or to our stockholders for monetary damages for breach of their fiduciary duty of care as a director, including breaches which constitute gross negligence. This provision does not eliminate or limit the liability of a director:

Our articles of incorporation also provide that we indemnify and hold harmless each of our directors and officers, to the fullest extent authorized by law, against all expense, liability and loss (including attorney’s fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement), reasonably incurred or suffered by such person in connection their service as our director or officer. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”) may be permitted to directors, officers and controlling persons pursuant to our certificate of incorporation, bylaws or Nevada law, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Equity Incentive Plans

In 2008, our stockholders approved the Amended and Restated Directors, Officers and Employees Stock Option Plan (the “2008 Plan”) providing for the issuance of up to 391,134 shares through grants of incentive and non-qualified stock options, shares of restricted stock and tandem stock appreciation rights (“TSARs”) to our employees, consultants and directors. In 2012, our stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan and, collectively with the 2008 Plan, the “Plans”) providing for the issuance of up to 400,000 shares. The 2012 Plan is identical to the 2008 Plan, except for its name, the number of shares which can be awarded thereunder, and a provision allowing Methes to satisfy TSARs either in cash or shares of common stock. The Plans give our board of directors the ability to provide incentives to attract and retain the personnel necessary for our success.

A total of 791,134 shares of our common stock are reserved for issuance under the Plans. If an award expires or terminates unexercised or is forfeited to us, the shares underlying the option award become available for further awards under the plan. The purpose of the Plans is to provide incentives to employees, directors and consultants whose performance will contribute to our long-term success and growth, to strengthen Methes’ ability to attract and retain employees, directors and consultants of high competence, to increase the alignment of interests of such people with those of our stockholders and to help build loyalty to Methes through recognition and the opportunity for stock ownership. The compensation committee of the board will administer the Plan and, except as otherwise provided in the Plans, will have complete authority and discretion to determine the terms of awards.

Eligibility

Under the Plans, incentive stock options and TSARs may be granted only to employees and non-qualified stock options, TSARs and restricted stock may be granted to employees, directors and consultants.

Term and Amendment of the Plans

Unless terminated earlier, the 2008 Plan will expire in 2018 and the 2012 Plan will expire in 2022. Our board may amend the Plans, provided that no amendment will be effective without approval of our stockholders if stockholder approval is required to satisfy any applicable statutory or regulatory requirements.

Terms of Options, TSARs and Restricted Stock

The Plans permit the granting of both incentive stock options and nonqualified stock options. Under the terms of the plan, the option price of both incentive stock options and non-qualified stock options must be at least equal to 100% of the fair market value of the shares on the date of grant. The maximum term of each option is ten years. For any participant who owns shares possessing more than 10% of the voting rights of Methes’ outstanding shares of common stock, the exercise price of any incentive stock option must be at least equal to 110% of the fair market value of the shares subject to such option on the date of grant and the term of the option may not be longer than five years. Options become exercisable at such time or times as the compensation committee may determine at the time it grants options, but become exercisable immediately on a change of control as defined under the Plans. Shares of restricted stock may be granted under the Plans for such consideration, including promissory notes and services, as may be determined by the board. Shares of restricted stock may be subject to such forfeiture provisions as are determined by board and may also include restrictions on transferability and repurchase by us.

TSARs may be granted in the discretion of the board together with incentive and non-qualified stock options. TSARs will expire on the same date as a related option and, if exercised by the holder, will extinguish the equivalent number of options to which they relate. On the exercise of a TSAR, the holder will be entitled to be paid an amount equal to the differential between the fair market value of the number of shares for which the TSAR is exercised and the aggregate exercise price of the options for those shares, provided however that with respect to TSARs under the 2012 Plan, we, in our discretion, may pay that fair market value either in cash or in shares of Common Stock valued at their fair market value on the date of exercise.

Federal Income Tax Consequences

Incentive Stock Options. The grant of an incentive stock option will have no immediate tax consequences to Methes or its employee. If the employee exercises an incentive stock option and does not dispose of the acquired shares within two years after the grant of the incentive stock option nor within one year after the date of the transfer of such shares to him or her (a “disqualifying disposition”), he or she will realize no compensation income and any gain or loss that he or she realizes on a subsequent disposition of such shares will be treated as a long-term capital gain or loss. For purposes of calculating the employee’s alternative minimum taxable income, however, the option will be taxed as if it were a nonqualified stock option.

Non-qualified Stock Options. The grant of non-qualified stock options will have no immediate tax consequences to Methes or the grantee. The exercise of a non-qualified stock option will require an employee to include in gross income the amount by which the fair market value of the acquired shares on the exercise date (or the date on which any substantial risk of forfeiture lapses) exceeds the option price. Upon a subsequent sale or taxable exchange of the shares acquired upon exercise of a non-qualified stock option, an employee will recognize long or short-term capital gain or loss equal to the difference between the amount realized on the sale and the tax basis of such shares. Methes will be entitled (provided applicable withholding requirements are met) to a deduction for Federal income tax purposes at the same time and in the same amount as the employee is in receipt of income in connection with the exercise of a non-qualified stock option.

Restricted Stock. Generally, restricted stock is not taxable to a participant at the time of grant, but instead is included in ordinary income (at its then fair market value) when the restrictions lapse. A participant may elect to recognize income at the time of grant, in which case the fair market value of the stock at the time of grant is included in ordinary income and there is no further income recognition when the restrictions lapse. Methes will be entitled, in general, to a tax deduction in an amount equal to the ordinary income recognized by the participant, except to the extent that such participant’s total compensation for the taxable year exceeds one million dollars, in which case such deduction may be limited by section 162(m) of the Code unless any such grant of restricted stock is made pursuant to a performance-based benchmark established by the compensation committee.

The following table sets forth the information about our Plans as of November 30, 2012:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	383,387	$4.67	407,827

**********

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 15, 2013 regarding the beneficial ownership of our common stock by (i) our named executive officer, (ii) each of our directors, (iii) each person we know to beneficially own more than 5% of our outstanding common stock, and (iv) all directors and executive officers of Methes as a group. All shares of our common stock shown in the table reflect sole voting and investment power. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire presently or within 60 days of March 15, 2013 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder. All percentages computed based on 6,978,169 shares of common stock outstanding as of March 15, 2013.

Name and address of beneficial owner	Common Shares Beneficially Owned		Percent of Common Shares Beneficially Owned

Directors and Named Executive Officers
Michel G. Laporte	795,305	(1)	11.3%
John Pappain	6,518	(2)	*
Kebir Ratnani	32,594	(3)	*
Perichiyappan Senthilnathan	6,518	(4)	*
Anthony T. Williams	3,000	(5)	*

All directors and executive officers as a group(11 persons)	1,860,794	(6)	25.8%

5% Stockholders
Abraham Dyck 1B Maple Ave West Beeton, Ontario, L0G 1A0, Canada	434,593		6.2%
Johan (John) Loewen 4170 Slade View Cres. Unit 5 Mississiagua, L5L 0A1 Canada	486,744	(1)	6.9%
Han Swoong (Nicholas) Ng 4170 Slade View Cres. Unit 5 Mississiagua, L5L 0A1 Canada	486,744	(1)	6.9%
World Asset Management Inc. Forum 1, Torre G, Piso 1 Escazu, Costa Rica	514,095	(7)	7.4%

*Less than 1%
(1) Includes 52,151 shares underlying options.
(2) Consists of 6,518 shares held by Terrajay Holdings Inc., in which Mr. Pappain holds a controlling interest.
(3) Consists of 32,594 shares underlying options.
(4) Consists of 6,518 shares underlying options.
(5) Includes (i) 1,000 shares underlying Class A warrants, each to purchase one share of common stock at an exercise price of $7.50; and (ii) 1,000 shares underlying Class B warrants, each to purchase one share of common stock at an exercise price of $10.00.
(6) Includes 234,114 shares underlying options and warrants beneficially owned by all directors and executive officers as a group.
(7) Michelle Napjas exercises voting and dispositive power for World Asset Management, Inc.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Review and Approval of Related Person Transactions

The Audit Committee reviews statements of related parties required to be disclosed in the proxy statement. In evaluating related person transactions, the Audit Committee considers all factors it deems appropriate, including, without limitation, whether the related person transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the related person’s interest in the transaction, and whether products or services of a similar nature, quantity, or quality are readily available from alternative sources.

As required under the Audit Committee Charter, our Audit Committee is responsible for reviewing and approving all related party transactions for potential conflict of interest situations. A related party transaction refers to transactions required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC.

Related Person Transactions

In January 2011, Methes borrowed $150,000 from Michel G. Laporte pursuant to a demand note bearing interest at 8% per annum. As of November 30, 2012, the balance owed on this note including interest was approximately $172,000. Mr. Laporte is the Chairman and Chief Executive Officer of Methes.

In September 2007, Methes entered into an exclusive manufacturing agreement with TKMS for the manufacture of its Denami processors.  Methes entered into a new exclusive manufacturing agreement with TKMS on August 27, 2012 for a three-year term expiring in August 2015.  During the years ended November 30, 2011 and 2012, Methes purchased equipment from TKMS in the amounts of $73,829 and $2,611,266, respectively.  Michael Hallman, Vice President of Project Development for Methes, is the son of Paul Hallman, the Chief Executive Officer and sole stockholder of TKMS.

Director Independence

In accordance with the listing standards of The NASDAQ Stock Market LLC, the Board must consist of a majority of independent directors. Each of Messrs. Ratnani, Pappain, Senthilnathan and Williams qualifies as independent as defined by the independence standards established under the applicable rules of the SEC and Nasdaq Rule 5605(a)(2). In making these determinations, the Board reviewed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

Item 14.    Principal Accounting Fees and Services

Disclosure about Fees

The following table shows the aggregate fees that we paid or accrued for the audit and other services provided by MSCM LLP, our independent registered public accountants, for fiscal years 2012 and 2011:

	2012	2011
Audit fees	$171,551	$56,927
Audit related fees	—	—
Tax fees	—	—
All other fees	$26,940	—
Total fees	$198,491	$56,927

Audit Fees: This category includes fees for (i) the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q; and (ii) services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees: This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under the caption “Audit Fees.” We did not pay any audit-related fees to MSCM LLP for the fiscal years 2012 and 2011.

Tax Fees: This category consists of professional services rendered by MSCM LLP for tax compliance, planning, return preparation, research, and advice.

All Other Fees: This category includes the aggregate fees for products that are not reported under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.” We did not pay any other fees to MSCM LLP for the fiscal years 2012 and 2011 except that, in fiscal 2012, we were billed $26,940 by MSCM LLP for services rendered in connection with our initial public offering completed on October 30, 2012.

The Audit Committee has considered the compatibility of the non-audit-related services performed by and fees paid to MSCM LLP in fiscal year 2012 and the proposed non-audit related services and proposed fees for fiscal year 2012 and the possible effect of the performance of such services and payment of such fees on the independence of MSCM LLP. All audit and non-audit services were approved by the Audit Committee either specifically or in accordance with the Audit Committee’s pre-approval policies and procedures prior to such services being rendered.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy that requires the Audit Committee to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm (and any non-audit service provided by any other accounting firm) prior to the performance of each such service.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Methes Energies International Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METHES ENERGIES INTERNATIONAL LTD.

By:	/s/ Michel G. Laporte
Michel G. Laporte — Chairman and Chief Executive Officer
(Principal Executive Officer)
Date: March 15, 2013

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.