Form 10-Q
period 2013-02-28
METHES ENERGIES INTERNATIONAL LTD
filed 2013-04-12
CIK 1436549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2013

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

As of April 12, 2013, the registrant has 6,978,169 shares of Common Stock issued and outstanding.

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

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward-looking information include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labour disputes; risks associated in delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and the inability of the Company to control commodity prices; risks associated with the regulatory environment within which the Company operates; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking information are discussed in more detail in Item 1A under “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended November 30, 2012, as may be supplemented or amended from time to time and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this document.

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

We have rights to the trademarks Methes Energies and Design, Methes, The Biodiesel Company and Denami.

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2012 AND FEBRUARY 28, 2013
(EXPRESSED IN US$)

	November 30,	February 28,
	2012	2013
ASSETS		(Unaudited)

Current assets
Cash and cash equivalents	$402,724	$904,715
Accounts receivable, net (notes 9 and 11)	303,418	340,538
Inventories (note 3)	1,196,798	1,793,483
Prepaid expenses and deposits	100,972	92,924
Deferred financing fees	26,334	15,043

Total current assets	2,030,246	3,146,703

Deposits	13,813	13,813
Property, plant and equipment, net (note 4)	8,231,826	8,305,451
Intangible assets, net	413,027	408,168

Total assets	$10,688,912	$11,874,135

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable (note 9)	$1,247,459	$1,801,060
Accrued liabilities	515,207	297,541
Customer deposits (note 9)	—	418,596
Payable to related parties (note 5)	1,617,999	1,648,999
Short-term loans (note 6)	1,509,600	1,842,302
Total liabilities	4,890,265	6,008,498

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding at November 30, 2012 and February 28, 2013, respectively (note 7)	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,553,169 and 6,978,169 shares issued and outstanding at November 30, 2012 and February 28, 2013, respectively (note 7)	6,553	6,978

Additional paid-in capital	16,033,123	17,491,020
Accumulated deficit	(10,241,029)	(11,632,361)

Total stockholders’ equity	5,798,647	5,865,637

Total liabilities and stockholders' equity	$10,688,912	$11,874,135

Commitments (note 10)

See accompanying notes to condensed consolidated financial statements

(1)

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2013
(EXPRESSED IN US$)

	Three Months Ended February 29, 2012	Three Months Ended February 28, 2013

Revenue
Biodiesel sales	$2,550,892	$130,436
Feedstock sales	262,102	44,184
Glycerin sales	—	13,806
Government incentives (note 11)	94,016	8,879
Equipment sales	8,908	—
Royalties	34,682	3,982
Others	32,102	8,823
	2,982,702	210,110
Cost of goods sold	2,756,906	189,529
Gross profit	225,796	20,581

Operating expenses

Selling, general and administrative expenses (notes 4 and 8)	849,854	1,291,089
Loss before interest and taxes	(624,058)	(1,270,508)

Other expenses
Interest expense (notes 5 and 6)	(9,783)	(120,824)
Loss before income taxes	(633,841)	(1,391,332)

Income taxes	—	—
Net loss for the period	$(633,841)	$(1,391,332)

Net Loss Per Common Share - Basic and Diluted	$(0.11)	$(0.21)
Weighted average number of common shares - Basic and Diluted	5,780,907	6,596,147

See accompanying notes to condensed consolidated financial statements

(2)

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2013
(EXPRESSED IN US$)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance at November 30, 2011	5,734,447	$5,734	$11,598,421	$(46,056)	$(6,274,264)	$5,283,835
Issuance of common stock for cash	110,163	111	844,939	—	—	845,050
Issuance of common stock options to employees and officers	—	—	68,668	—	—	68,668
Stock subscription	—	—	—	46,056	—	46,056
Net loss for the period	—	—	—	—	(633,841)	(633,841)
Balance at February 29, 2012	5,844,610	$5,845	$12,512,028	$—	$(6,908,105)	$5,609,768
Issuance of common stock for cash	148,559	148	1,139,853	—	—	1,140,001
Issuance of units - IPO	560,000	560	2,799,440	—	—	2,800,000
IPO issuance cost	—	—	(996,477)	—	—	(996,477)
Issuance of common stock options to employees and officers	—	—	178,281	—		178,281
Penalty shares (note 7)	—	—	399,998			399,998
Net loss for the period	—	—	—	—	(3,332,924)	(3,332,924)
Balance at November 30, 2012	6,553,169	$6,553	$16,033,123	$—	$(10,241,029)	$5,798,647
Issuance of units under private placement	425,000	425	1,699,575	—	—	1,700,000
Issuance cost	—	—	(280,160)	—	—	(280,160)
Issuance of common stock options to employees and officers	—	—	38,482	—	—	38,482
Net loss for the period	—	—	—	—	(1,391,332)	(1,391,332)
Balance at February 28, 2013	6,978,169	$6,978	$17,491,020	$—	$(11,632,361)	$5,865,637

See accompanying notes to condensed consolidated financial statements

(3)

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2013
(EXPRESSED IN US$)

	Three Months Ended February 29, 2012	Three Months Ended February 28, 2013
Cash flow from operating activities:
Net loss for the period	$(633,841)	$(1,391,332)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	47,926	132,757
Non-cash stock compensation	68,668	38,482
Unrealized foreign exchange gain	—	(64,698)

Changes in operating assets and liabilities:
Accounts receivable	45,249	(37,120)
Inventories	(426,261)	(596,686)
Prepaid expenses and deposits	(41,410)	8,048
Accounts payable and accrued liabilities	599,058	335,935
Customer deposits	—	418,596
Net cash used in operating activities	(340,611)	(1,156,018)

Cash flows from investing activities:
Additions to property, plant and equipment	(878,847)	(190,232)
Deposits for equipment	(1,054,923)	—
Net cash used in investing activities	(1,933,770)	(190,232)

Cash flows from financing activities:
Payable to related parties	9,400	31,000
Short-term loan	—	397,400
Issuance of common stock/units	891,106	1,419,841
Net cash provided by financing activities	900,506	1,848,241
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,373,875)	501,991
Cash and cash equivalents, beginning of period	1,693,301	402,724

CASH AND CASH EQUIVALENTS, END OF PERIOD	$319,426	$904,715

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest	$9,783	$86,430

See accompanying notes to condensed consolidated financial statements.

(4)

METHES ENERGIES INTERNATIONAL LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
As of February 28, 2013
(Expressed in US$)

NOTE 1 - NATURE OF THE BUSINESS, FINANCING REQUIREMENTS AND BASIS OF PRESENTATION

Methes Energies International Ltd. ("Methes" or the "Company"), was incorporated on June 27, 2007 in the State of Nevada. Methes, through its operations in Canada and the United States, is a biodiesel processing equipment provider and a biodiesel producer. The Company has developed biodiesel processing equipment to produce biodiesel from recycled oils. The Company, through its wholly-owned subsidiary Methes Energies Canada Inc. ("Methes Canada"), operates one biodiesel facility in Mississauga, Ontario with a total of 1.3 million gallons per year (mmgy) of nameplate production capacity and has recently commissioned a 13.0 mmgy production facility in Sombra, Ontario. In addition to Methes Canada, Methes Energies USA Ltd. ("Methes USA") was incorporated as the wholly-owned subsidiary of the Company on June 27, 2007. All references in this Form 10-Q to “Company,” “Methes,” “we,” “us,” or “our” refer to Methes Energies International Ltd. and its wholly owned subsidiaries Methes Canada and Methes USA unless the context otherwise indicates.

On October 4, 2012, Methes Canada was approved by the U.S. Environmental Protection Agency ("EPA") as a Foreign Renewable Fuel Producer at its Sombra, Ontario plant. As a result the biodiesel produced at this facility became eligible for export to the United States. Obtaining this approval from the EPA enables the Company to sell its biodiesel into the U.S., and provides its U.S. importers the ability to generate Renewable Identification Numbers ("RINs"). RINs are used in the U.S. by obligated parties to comply with certain obligations under the Renewable Fuel Standard 2 ("RFS2").

On October 12, 2012, the Company’s registration statement on Form S-1 (File No. 333-182302) for its initial public offering (“IPO”) was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On October 30, 2012, the Company consummated the IPO pursuant to which it sold 560,000 units (each a “Unit”) at a price $5.00 per Unit, and raised net proceeds of approximately $1.8 million, after deducting the underwriting discount and estimated offering expenses. Each Unit consists of (i) one share of common stock, $.001 par value (“Common Stock”), (ii) one Class A warrant, to purchase one share of Common Stock at an exercise price of $7.50 (each a “Class A Warrant”), and (iii) one Class B warrant, to purchase one share of Common Stock at an exercise price of $10.00 (each a “Class B Warrant”).

The Units were listed on the NASDAQ Capital Market under the symbol “MEILU”. Until November 26, 2012, only the Units were traded. On November 26, 2012, the Units ceased trading and were delisted and the Common Stock, the Class A Warrant and Class B Warrant began trading separately under the symbols MEIL, MEILW and MEILZ, respectively.

As at February 28, 2013, due in large part to the funds spent to develop, build and commission the Sombra facility as well as minimal sales of biodiesel, the Company had a working capital deficiency of $2,861,795. During the three months ended February 28, 2013, the Company incurred a loss of $1,391,332 and had negative cash flow from operations of $1,156,018. The Company anticipates that its Sombra facility will generate positive cash flow from operations and will operate profitably once sufficient level of commercial operation is achieved in the second half of the current fiscal year. However, in order to meet its development goals and ongoing operational requirements, the Company will require additional financing in the foreseeable future. It is management’s opinion that its cash and cash equivalents, the anticipated positive cash flow from operations and cash from additional loans as well as private financing which is currently under negotiations, will be sufficient to meet the Company’s cash requirements for at least the next 12 months.

The condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Methes Canada and Methes USA. All significant inter-company transactions and balances have been eliminated.

(5)

Deferred Financing Fees

Costs directly incurred in connection with the IPO were recorded as deferred financing fees until the completion of the IPO. These deferred financing fees were charged against additional paid-in capital upon completion of the IPO. Financing fees relating to other financing arrangements are deferred and amortized over the term of the loan.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with FASB ASC 705 "Cost of Sales and Services". Shipping and handling costs for the three months ended February 29, 2012 and February 28, 2013 of $179,737 and $73,694, respectively. Costs related to raw materials purchased, are included in inventory or cost of goods sold, as appropriate. While amounts charged to customers for shipping product are included in revenues, the related outbound freight costs are included in expenses as incurred.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Potential tax benefits from net operating losses and foreign tax credit carry forwards are not recognized by the Company until their realization is more likely than not. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position's sustainability under audit. The Company has determined that there were no tax exposures as at November 30, 2012 and February 28, 2013.

(6)

Per Share Data

Basic earnings per share ("EPS") is determined by dividing net earnings available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. In computing diluted EPS, the average number of shares of Common Stock outstanding is increased by Common Stock options and warrants outstanding with exercise prices lower than the average market price of Common Stocks using the treasury stock method. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. Potentially dilutive shares include 26,075 warrants and 365,058 Common Stock options issued and outstanding as at February 29, 2012 and 2,163,764 warrants and 383,310 Common Stock options issued and outstanding as at February 28, 2013. All outstanding warrants and options have an anti-dilutive effect on the loss per share and are therefore excluded from the determination of the diluted loss per share calculation for the three months ended February 29, 2012 and February 28, 2013.

New Accounting Pronouncements

In September 2011, the FASB issued ASU 2011 - 08, Intangibles - Goodwill and Other, which amends ASC Topic 350 and the current guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If an entity determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this statement effective December 1, 2012. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

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

(7)

NOTE 3 - INVENTORIES

Inventories consisted of the following:

	As at November 30, 2012	As at February 28, 2013

Raw materials	$330,627	$526,642
Finished goods	739,205	1,139,875
Equipment (i)	126,966	126,966

	$1,196,798	$1,793,483

(i)	During fiscal 2012, certain oil processing research and development related equipment previously sold in fiscal 2011 was returned.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	As at February 28, 2013			As at November 30, 2012
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value

Sombra site:
Land	$409,134	$—	$409,134	$409,134
Building	2,942,237	186,711	2,755,526	2,651,631
Equipment	745,672	294,754	450,918	469,545
Equipment - Denami 3000	4,012,669	65,074	3,947,595	3,939,234
Mississauga site:
Computer equipment	31,082	23,016	8,066	9,425
Leasehold improvements	102,201	47,815	54,386	56,984
Equipment and fixtures	255,463	155,629	99,834	108,681
Equipment - Denami 600	720,042	140,050	579,992	587,192

	$9,218,500	$913,049	$8,305,451	$8,231,826

Total depreciation expense included in selling, general and administrative expenses in the condensed consolidated statements of operations related to property, plant and equipment for the three months ended February 29, 2012 and February 28, 2013 was $43,426 and $116,415, respectively.

(8)

NOTE 5 - PAYABLE TO RELATED PARTIES

Payable to related parties is comprised of the following:

	As at November 30, 2012	As at February 28, 2013

Softdiffusion SA (stockholder)	$49,333	$50,133

Michel G. Laporte (stockholder and Director)	172,389	175,389
World Asset Management Inc. (stockholder)	1,396,277	1,423,477

	$1,617,999	$1,648,999

The related party payables bear interest at a rate of 8% per annum, are unsecured and repayable on demand. Interest expense incurred during the three months ended February 28, 2013 was $31,800 (February 29, 2012 - $9,400).

NOTE 6 - SHORT-TERM LOANS

On June 20, 2012, Methes Canada entered into a term loan facility agreement with a lender that will allow Methes Canada to borrow up to $1,454,400 (historical amount of $1,464,900 or CDN$1,500,000). The term loan, which was drawn in late June 2012, is repayable in 12 months and bears interest at 23% per annum. The loan is prepayable by Methes Canada after six months upon payment of a penalty equal to one-month's interest. The facility is guaranteed by the Company and collateralized by a general security agreement from Methes Canada and a first collateral mortgage on certain assets located at Sombra. The facility prohibits payment of debt in excess of $550,000 owed by the Company to certain of its stockholders and directors during the life of the facility and contains other customary debt covenants. The facility also provides that, beginning October 1, 2012, any additional operating losses incurred by Methes Canada must be financed by stockholders or new equity funding. Interest expense incurred during the three months ended February 28, 2013 was $86,250 (February 29, 2012 - $nil).

On January 26, 2013, the Company borrowed $387,902 (historical amount of $397,400 or CDN $400,000) from a lender and issued to the lender a demand promissory note in the principal amount of CDN $400,000 bearing interest of 8% per annum. Repayment of the loan and payment of the accrued interest will be due upon demand. Interest expense incurred during the three months ended February 28, 2013 was $2,662 (February 29, 2012 - $nil).

NOTE 7 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 and had 6,553,169 and 6,978,169 shares of Common Stock issued and outstanding as of November 30, 2012 and February 28, 2013, respectively.

The Company is also authorized to issue 10,000,000 shares of Preferred Stock with a par value of $0.001 and had no shares of Preferred Stock issued or outstanding as of November 30, 2012 and February 28, 2013.

During the three months ended February 28, 2013, the Company issued 425,000 units to accredited investors at a price of $4.00 per unit under a private placement and raised net proceeds of approximately $1.4 million, after deducting the sales commission and fees. Each unit consist of one share of Common Stock, one Class A warrant and one Class B warrant, identical to the securities issued under the IPO. Each Class A and Class B warrant is exercisable to purchase one share of Common Stock at $7.50 and $10.00, respectively, and expires on October 12, 2017.

In connection with the issuance of the above units under private placement, the Company issued warrants to purchase 42,500 units, identical to the units offered under a private placement, with an exercise price of $4.20, to the representative of the underwriters of the offering. The fair value of these warrants at the date of the grant was $101,600. This amount was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 0.89%, a dividend yield of 0%, and an expected volatility of 75%.

During the three months ended February 29, 2012 the Company issued 110,163 shares of Common Stock for cash at $7.67 per share and 26,075 Common Stock warrants at an exercise price of $7.67. The warrants are exercisable for a period of one year commencing from the date the Company starts trading publicly on the NASDAQ or the NYSE MKT.

(9)

On November 23, 2011, the Company issued together with 130,378 shares of Common Stock, 65,189 Common Stock warrants at an exercise price of $7.67. The warrants are exercisable for a period of one year commencing from the date the Company starts trading publicly on the NASDAQ or the NYSE MKT. The warrant holders are generally protected from anti-dilution by adjustments for any stock dividends, stock splits, combinations or other recapitalizations. In addition, the Company was required to issue or cause to be transferred 52,151 shares of additional Common Stock as penalty shares should the Company not be listed on the NASDAQ or the NYSE MKT, and did not meet certain operating requirements, on or before July 1, 2012. As the Company was not listed on the NASDAQ or the NYSE MKT, and did not meet certain operating requirements, by July 1, 2012, Softdiffusion SA transferred 52,151 shares of Common Stock with an estimated fair value of $7.67 per share to a new shareholder as settlement for the penalty share obligation. The estimated fair value of $399,998 for these shares was recorded by the Company and is included in additional paid-in capital for the fiscal year ended November 30, 2012.

NOTE 8 - STOCK-BASED COMPENSATION

The Company's Amended and Restated 2008 Directors, Officers and Employees Stock Option Plan, which was originally approved by stockholders at the annual general meeting of the Company held on December 5, 2007, and subsequently amended by the stockholders on July 23, 2008. This plan was established to enable the Company to attract and retain the services of highly qualified and experienced directors, officers, employees and consultants and to give such persons an interest in the success of the Company and its subsidiaries. The total number of shares currently authorized under the plan is 391,134. The options and awards will be granted at the direction of the Board of Directors. Options issued under the plan that are deemed to be incentive stock options will be priced at not less than 100% of the fair market value of the common shares at the date of the grant, subject to certain limitations for 10 percent stockholders. The fair value of each option granted during the three months ended February 29, 2012 and February 28, 2013 was estimated at the time of grant using the Black-Scholes option pricing model and are as follows:

Three Months Ended	February 29, 2012	February 28, 2013

Exercise price ($)	7.67	N/A
Risk-free interest rate	1.97% to 3.36%	N/A
Expected term (Years)	10	N/A
Expected volatility	80% to 100%	N/A
Expected dividend yield	0%	N/A
Fair value of option ($)	6.33 to 6.94	N/A
Expected forfeiture rate	Nil	N/A

(10)

All the grants vest quarterly over a two year period and expire on the tenth anniversary of the grant date. The following table summarizes the stock option activities of the Company.

Number of options
Outstanding as of November 30, 2011	338,983
Granted	26,075
Exercised	-
Cancelled/forfeited	-
Outstanding as of February 29, 2012	365,058
Granted	18,252
Exercised	-
Cancelled/forfeited	-
Outstanding as of November 30, 2012	383,310
Granted	-
Exercised	-
Cancelled/forfeited	-
Outstanding as of February 28, 2013	383,310

The share-based compensation for the three months ended February 28, 2013 was $38,482 (three months ended February 29, 2012 - $68,668). The Company recorded this in general and administrative expenses with corresponding credit to additional paid-in capital.

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

As of February 28, 2013 the Company has granted a total of 383,310 options to purchase Common Stock to employees, directors and advisory board members, all of which are currently outstanding and of which 373,206 are vested and exercisable. All of these outstanding stock options have an exercise price above the average market price. As of February 28, 2013, the total fair value of the options granted to employees at the respective grant dates was $1,458,698, of which the unrecognized portion of $69,400 related to the unvested shares associated with these stock option grants will be recognized over a period of two years.

NOTE 9 - FAIR VALUE MEASUREMENTS, CONCENTRATIONS AND RISK

a) The Company's cash and cash equivalents, which are carried at fair values, are classified as a level 1 financial instrument at November 30, 2012 and February 28, 2013.

b) The Company is exposed to the following concentrations of risk:

Major Customers

Two major customers comprised 44% and 21% of total revenue for the three months ended February 28, 2013 (three months ended February 29, 2012 - one major customer accounted for 87% of total revenue).

Major Vendor

The Company has an exclusive agreement to manufacture biodiesel processor equipment with Turn-Key Modular Systems Inc. ("Turnkey"). During the three months ended February 28, 2013, the Company made purchases of $45,853 (three months ended February 29, 2012 $nil) from Turnkey. As of November 30, 2012 and February 28, 2013, the Company had accounts payable of $51,414 and $56,860 owing to Turnkey, respectively.

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and marketing in Canada. Changing political climates in Canada could have a significant effect on the Company's business.

c) The Company's financial instruments are exposed to certain financial risks, including credit risk, currency risk and liquidity risk.

(11)

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations, and arises principally from the Company's cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with institutions of high creditworthiness. The carrying value of the financial assets represents the maximum credit exposure

The Company minimizes credit risk by routinely reviewing the credit risk of the counterparty to the arrangement and has maintained an allowance for doubtful accounts of $30,000 related to credit risk as at February 28, 2013, which is considered adequate.

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

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company has a planning and budgeting process in place to help determine the funds required to support the Company's normal operating requirements on an ongoing basis. The Company ensures that there are sufficient funds to meet its short-term business requirements, taking into account its anticipated cash flows from operations and its holdings of cash.

As at February 28, 2013, due in large part to the funds spent to develop, build and commission the Sombra facility as well as minimal sales of biodiesel, the Company had a working capital deficiency of $2,861,795.

As described in note 1, the Company anticipates that its Sombra facility will generate positive cash flow from operations and will operate profitably once sufficient level of commercial operation is achieved in the second half of the current fiscal year. It is management’s opinion that its cash and cash equivalents, the anticipated positive cash flow from operations and cash from additional loans as well as private financing which is currently under negotiations, will be sufficient to meet the Company’s cash requirements for at least the next 12 months.

The Company intends to receive deposits from customers, where possible, in advance of shipment. As at February 28, 2013, the Company received customer deposits of $418,596 against shipments to be delivered in the subsequent quarter.

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

As at February 28, 2013, the Company must pay, in addition to other amounts such as the Company's pro rata share of taxes, the following amounts over the term of the lease:

Annual Minimum Rent

2013	$105,413
2014	$140,551
2015	$140,551
2016	$140,551
2017	$140,551
2018	$11,713

(12)

As at February 28, 2013, the Company is also a party to the following lease agreements for railcars at its Sombra facility:

	Start Date	End Date	Term
Eight railcars at $3,500 per month	Aug 1, 2010	July 31, 2013	36 months
Four railcars at $2,000 per month	Aug 1, 2010	July 31, 2013	36 months
Four railcars at $3,140 per month	Dec. 1, 2011	Nov. 30, 2016	60 months
One railcar at $575 per month	Jan 1, 2012	Dec 31, 2016	60 months
One railcar at $575 per month	May 1, 2012	June 30, 2015	36 months
Ten railcars at $8,460 per month	May 1, 2013	April 30, 2018	60 months

Annual Minimum Rent

2013	$125,330
2014	$153,000
2015	$150,125
2016	$146,100
2017	$102,095
2018	$42,300

NOTE 11 - CONTRIBUTION AGREEMENTS WITH MINISTER OF NATURAL RESOURCES OF CANADA

In 2009, the Company entered into a Non-Refundable Contribution Agreement with the Minister of Natural Resources of Canada for the Mississauga facility under the ecoENERGY for Biofuels program. Under this agreement, the Company may receive up to $5,429,760 (CDN$5,600,000) in the years from 2009 to 2016 from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company.

For the three months ended February 28, 2013, the Company claimed incentives of $1,611 (three months ended February 28, 2012 - $94,016). Since entering into the program to February 28, 2013, the Company has claimed total incentives of $1,449,726 and has received total amount of $1,448,829.

Included in accounts receivable as at November 30, 2012 and February 28, 2013, is an amount receivable of $46,816 and $897, respectively, due from the Minister of Natural Resources of Canada.

In 2010, the Company applied for an incentive under the ecoENERGY for Biofuels program for its Sombra facility and was approved by the Canadian government. The final Contribution Agreement with the Minister of Natural Resources of Canada for the Sombra facility under the ecoENERGY for Biofuels program was signed by the Company and the Canadian Government on December 6, 2011. Under this agreement, the Company may receive up to $21,817,164 (CDN$22,501,200) from the years 2012 to 2017 from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company.

For the three months ended February 28, 2013, the Company claimed incentives of $7,268 (three months ended February 29, 2012 - $nil). Since entering into the program to February 28, 2013, the Company has claimed total incentives of $7,268 and has received total amount of $nil.

Included in accounts receivable as at November 30, 2012 and February 28, 2013, is an amount receivable of $nil and $7,268, respectively, due from the Minister of Natural Resources of Canada.

(13)

NOTE 12 - SEGMENT INFORMATION

The Company reports a single operating segment, being a producer and seller of biodiesel fuel and biodiesel processing equipment.

Geographic segments:

The Company's assets and operating facilities, other than cash balances of $336,065 at November 30, 2012 and $175,091 at February 28, 2013, are all located in Canada. The Company services the majority of its customers in the United States. The Company derives its revenue geographically as follows:

	Three Months Ended February 29, 2012	Three Months Ended February 28, 2013

Revenue
United States	$2,628,331	$99,789
Canada	354,371	110,321

	$2,982,702	$210,110

NOTE 13 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through April 5, 2013, and has determined there have been no material subsequent events requiring disclosure.

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

As of February 28, 2013, due in large part to the funds we spent to develop, build and commission our Sombra facility as well as minimal sales of biodiesel, we had a working capital deficiency of $2,861,795. During the three months ended February 28, 2013, we incurred a loss of $1,391,332 and had negative cash flow from operations of $1,156,018.

In October 2012, our Sombra facility was approved by the U.S. Environmental Protection Agency ("EPA") as a Foreign Renewable Fuel Producer and as a result the biodiesel produced at this facility became eligible for export to the United States. Obtaining this approval from the EPA enables us to sell our biodiesel into the U.S., and provides our U.S. importers the ability to generate Renewable Identification Numbers ("RINs"). RINs are used in the U.S. by obligated parties to comply with certain obligations under the Renewable Fuel Standard 2 (“RFS2”).

On October 12, 2012, our registration statement on Form S-1 (File No. 333-182302) for our initial public offering (“IPO”) was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On October 30, 2012, we consummated our IPO pursuant to which we sold 560,000 units (each a “Unit”) at a price $5.00 per Unit and raised net proceeds of approximately $1.8 million, after deducting the underwriting fees and offering expenses. Each Unit consists of (i) one share of Common Stock, (ii) one Class A warrant, to purchase one share of Common Stock at an exercise price of $7.50, and (iii) one Class B warrant, to purchase one share of Common Stock at an exercise price of $10.00 (the “February 2013 Private Placement”).

On February 19, 2013, we completed a private placement under which we sold 425,000 Units at a price of $4.00 per Unit and raised net proceeds of approximately $1.4 million, after deducting the sales commission and fees. Each Unit consists of (i) one share of common stock, $.001 par value (“Common Stock”), (ii) one Class A Warrant, to purchase one share of Common Stock at an exercise price of $7.50, and (iii) one Class B Warrant, to purchase one share of Common Stock at an exercise price of $10.00.

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

(15)

Factors Influencing Our Results of Operations

The principal factors affecting our results of operations are as follows:

Biodiesel and feedstock price fluctuations

Biodiesel is a low carbon, renewable alternative to petroleum-based diesel fuel and is primarily sold to the end user after it has been blended with petroleum-based diesel fuel. Biodiesel prices have historically been correlated to petroleum-based diesel fuel prices. Accordingly, biodiesel prices have generally been affected by the same factors that affect petroleum prices, such as worldwide economic conditions, wars and other political events, OPEC production quotas, changes in refining capacity and natural disasters. Recently enacted government requirements and incentive programs, such as RFS2 and the blenders' tax credit, which expires on December 31, 2013, have reduced this correlation, although it remains a significant factor in the market price of our product.

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

Renewable Identification Numbers (“RINs”)

RINs are used to track compliance with RFS2 and are generated when a gallon of biodiesel is produced or imported into the U.S. In late 2011 and early 2012 the EPA announced that some U.S. producers had generated and sold invalid RINs. The loss of integrity and confidence in the RINs market affected the demand as well as the price of biodiesel. As a result, the demand for RINs from small and medium size biodiesel producers declined dramatically. As a small and medium size producer, we and our existing customers have been directly affected by this situation. A portion of the price of a gallon of biodiesel includes a dollar value attributed to RINs. If a buyer of biodiesel cannot verify the integrity of the RINs attached to the biodiesel the buyer might not want to purchase or might ask for a discount creating a situation for the producer where it is not profitable to produce biodiesel.

In February 2013, the EPA introduced a new Quality Assurance Program (“QAP”) that would allow for buyers of RINs to verify their validity. The QAP provides a clear path and system for independent third parties, approved by the EPA, to audit and monitor, on an ongoing basis, the production of biodiesel and verify that RINs have been correctly generated. The QAP, once fully in place, will be retroactive to January 1, 2013.

(16)

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

Dependence on significant customers

A large part of our revenue is generated from a few large customers. The sales to these customers are made at spot market prices, and we have no binding purchase agreements for our biodiesel, which could affect the consistency of our revenues. Potential customers for biodiesel regularly bid for biodiesel in the spot market at prices that are quoted on a daily basis. As a matter of convenience, we prefer to deal with customers with whom we have had a past relationship, although the specific customers to whom we sell have varied over time. The loss of one or more customers who have been among our largest customers historically would not have a material adverse effect on our business because we believe that a customer or customers could be replaced by one or more new customers regularly bidding for biodiesel, and we believe this will continue to be the case. For example, in the three months ended February 28, 2013, one new major customer accounted for 44% of our total revenue and our largest customer in the year ended November 30, 2012 declined to 0% of total revenue in the three-month period ended February 28, 2013 from 87% of total revenue in same period in fiscal 2012.

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

(17)

Results of Operations

Three months ended February 29, 2012 and February 28, 2013

Set forth below is a summary of certain financial information for the periods indicated:

	Three Months Ended February 29, 2012	Three Months Ended February 28, 2013

Revenue
Biodiesel sales
Resales	$1,823,580	$47,713
Internal Production	727,312	82,723
Feedstock sales	262,102	44,184
Glycerin sales	—	13,806
Government incentive	94,016	8,879
Equipment sales	8,908	—
Royalties	34,682	3,982
Other	32,102	8,823

	2,982,702	210,110
Cost of goods sold	2,756,906	189,529

Gross profit	225,796	20,581
Operating expenses
Selling, general and administrative expenses	849,854	1,291,089

Loss before interest and taxes	(624,058)	(1,270,508)
Other expenses
Interest expense	(9,783)	(120,824)

Loss before income taxes	(633,841)	(1,391,332)
Income taxes	—	—

Net loss for the period	$(633,841)	$(1,391,332)

(18)

Three months ended February 29, 2012 compared to three months ended February 28, 2013

Revenue. Our total revenues for the three months ended February 29, 2012 and February 28, 2013 were $2.98 million and $210,110, respectively, representing a decrease of $2.77 million, or 93%. The reasons for this decrease are outlined below.

Biodiesel. Biodiesel sales for the three months ended February 29, 2012, excluding government incentives, were $2.55 million and decreased by $2.42 million, or 95%, to $130,436 in the three months ended February 28, 2013. For the three months ended - February 29, 2012 and February 28, 2013, our resales of biodiesel purchased from third party producers were $1.82 million and $47,713, respectively, a decrease of approximately $1.77 million, or 97%. Revenue from our internal production, excluding government incentives, for the three months ended February 29, 2012 and February 28, 2013 was $727,312 and $82,723, respectively, a decrease of $644,589, or 89%. For the three months ended February 29, 2012 and February 28, 2013, our average sales price per gallon for 100 percent biodiesel (“B100”) was $4.52 and $4.48, respectively, a decrease of $0.04 per gallon, or 1%. Gallons sold for the three months ended February 28, 2012 and 2013 were 564,000 and 29,000 gallons, respectively, a decrease of 535,000 gallons, or 95%.

The decrease in revenue from the sales of our biodiesel and the resales of biodiesel purchased from others was primarily due to a much lower demand for biodiesel which we believe was caused by the uncertainty about the integrity of RINs market in the United States. As a small and medium size producer, we and our existing customers have been directly affected by this situation. Another factor contributing to the lower sales of our biodiesel during the current quarter was the production issues that we faced during the start-up phase at our Sombra facility resulting in lower production. These issues have now been resolved.

In early February 2013, the EPA introduced QAP that would allow buyers of RINs to verify their validity. The QAP provides a clear path and system for independent third parties, approved by the EPA, to audit and monitor, on an ongoing basis, the production of biodiesel and verify that RINs have been correctly generated. We believe that the QAP coupled with the EPA’s mandate that 1.28 billion gallons of biodiesel be produced for domestic use in 2013 will greatly reduce the uncertainty about the integrity of RINs and increase the demand for biodiesel from us in the remaining periods of this year.

Feedstock. For the three months ended February 29, 2012 and February 28, 2013, feedstock sales were $262,102 and $44,184, respectively, a decrease of $217,918, or 83%. Feedstock sales were down due to lower demand for biodiesel.

Glycerin. For the three months ended February 29, 2012 and February 28, 2013, Glycerin sales were $nil and $13,806, respectively, an increase of $13,806 or 100%. This increase was as a result of new production of glycerin at our Sombra facility, which is a byproduct of our biodiesel production.

Government incentives. For the three months ended February 29, 2012 and February 28, 2013 we received $94,016 and $8,879, respectively. This decrease of $85,137 or 91% was due to the decrease in production of biodiesel

Equipment sales. For three months ended February 29, 2012 and February 28, 2013 we generated $8,908 and $nil, respectively, from equipment sales which consisted primarily of the sale of an equipment kit.

Royalties. We received royalties of $34,682 during the three-months ended February 29, 2012 from two network members that purchased our Denami 600 processors late in fiscal 2010. Royalties for the three months ended February 28, 2013 were $3,982, a decrease of $30,700. Our customers own the Denami 600 processors, but license the software and monitoring system from us in exchange for an ongoing royalty payment $0.11 per gallon of biodiesel produced by their Denami 600 processors.

(19)

Other. Other revenue includes sales of consulting services, delivery charges, laboratory and shop supplies, storage and rental income. Other revenue for the three months ended February 29, 2012 and February 28, 2013 was $32,102 and $8,823, respectively, a decrease of $23,279, or 73%, primarily due to decrease in storage charges.

Cost of goods sold. Our cost of goods sold for the three months ended February 29, 2012 and February 28, 2013 were $2.76 million and $189,529, respectively, a decrease of $2.57 million, or 93%. This decrease was primarily due to decrease in costs associated with the decreased quantity of biodiesel sold in the three months ended February 28, 2013.

Biodiesel cost of goods sold decreased 96% from the three months ended February 29, 2012 compared to the same period in fiscal 2013, or from $2.53 million for the three months ended February 29, 2012 to $105,000 for the three months ended February 28, 2013. If the average feedstock price and the price paid for biodiesel purchased from other biodiesel producers in Canada remained constant from the three months ended February 29, 2012 to the end of the same period in 2013, the decrease in gallons of biodiesel sold would have resulted in a $2.40 million decrease in the related biodiesel cost of goods sold. The decrease in average feedstock prices from the three months ended February 29, 2012 to the end of the same period in 2013 resulted in $17,000 of the decrease in biodiesel cost of goods sold and the lower price paid for biodiesel purchased from others resulted in $8,000 of this decrease.

All other costs of goods sold, excluding biodiesel cost of goods sold, for the three months ended February 29, 2012 and February 28, 2013 were $225,000 and $84,000, respectively. The decrease was mainly due to lower sales of feedstock as a result of lower demand.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended February 29, 2012 and February 28, 2013, were $849,854 and $1.29 million, respectively, an increase of $441,000, or 52%. The increase in the more recent period was mainly related to an increase in salaries, wages and stock option expense of $235,000, an increase in utilities of $146,000 and an increase in equipment rental of $48,000 in the three months ended February 28, 2013. The increases in salaries and utilities were necessary to support and related to the higher level of operations at our Sombra facility.

Other expenses. For the three months ended February 29, 2012 and February 28, 2013, we incurred interest expenses of $9,783 and $120,824, respectively. These amounts relate to accruals for interest expense associated with our outstanding loans. The increase in interest expense in 2013 was due to a new loan of $397,400 obtained from a third party.

Income taxes. No income tax expense or benefit was recorded during the three months ended February 28, 2012 and February 28, 2013 due to ongoing taxable losses. As of February 28, 2013, we were not subject to any uncertain tax exposures.

Net loss. Our net loss for the three months ended February 29, 2012 was $633,841 and increased $757,491 to $1.39 million for the three months ended February 28, 2013 due primarily to the $2.77 million decrease in revenues and resultant $205,215 decrease in gross profit, and the $441,235 increase in selling, general and administrative expenses to support our higher level of operations, which included development of and the higher level of operations at our Sombra facility.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations was financed through the sale of our capital stock. At November 30, 2012 and February 28, 2013, we had cash and cash equivalents of $402,724 and $904,715 respectively.

During the three months ended February 28, 2013, we raised net cash proceeds of approximately $1.4 million from the February 2013 Private Placement. On January 26, 2013, we borrowed a total of $397,400 (CDN$400,000) from a third party. The loan is unsecured, payable on demand and carries interest at 8% per annum.

(20)

On June 20, 2012, Methes Canada entered into a term loan facility with a lender that allows Methes Canada to borrow up to CDN$1.5 million. The term loan, which was drawn in late June 2012, is repayable in 12 months and bears interest at 23% per annum. The loan is repayable by Methes Canada after six months upon payment of a penalty equal to one-month's interest. The facility is guaranteed by the Company and collateralized by a general security agreement from Methes Canada and a first collateral mortgage on certain assets located at our Sombra facility. The facility prohibits payment of debt in excess of $550,000 owed by the Company to certain of our stockholders and directors during the life of the facility and contains other customary debt covenants. The facility also provides that, beginning October 1, 2012, any additional operating losses incurred by Methes Canada must be financed by stockholders or new equity funding.

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended February 29, 2012 and February 28, 2013:

	(Amounts rounded to nearest thousands) Three Months Ended February 29 and February 28,
	2012	2013
Net cash flows used in operating activities	$(341)	$(1,156)
Net cash flows from investing activities	(1,934)	(190)
Net cash flows from financing activities	901	1,848
Net change in cash and cash equivalents	(1,374)	502
Cash and cash equivalents, end of period	$319	$905

Operating activities. The net cash used in operating activities for the three months ended February 29, 2012 of $341,000 reflects $634,000 in net losses from operations, which includes total non-cash charges for depreciation, amortization and stock compensation expense of $116,000. It also included a net working capital increase of $177,000, which included an increase in accounts payable and accrued liabilities of $599,000 and a decrease in accounts receivable of $45,000, which was partially offset by an increase in inventories of $426,000 and an increase in customer deposits and prepaid expenses of $41,000. This resulted in net cash used in operations of $341,000.

Net cash used in operating activities was $1.16 million for the three months ended February 28, 2013. For the three months ended February 28, 2013, the net loss was $1.4 million, which includes total non-cash items for depreciation, amortization, stock compensation expense and unrealized foreign exchange gain of $107,000. The net cash used in operating activities included a net working capital increase of $129,000. Working capital increases were a result of an increase in accounts payable and accrued liabilities of $336,000, an increase in customer deposits of $419,000 and a decrease in prepaid expenses and deposits of $8,000 offset by an increase in accounts receivable of $37,000 and an increase in inventories of $597,000. The net result was cash used in operations of $1.16 million. Our current operating cash requirement is approximately $322,000 per month. We expect to generate positive cash flow from operations in future periods as a result of our Sombra facility having commenced production in February 2013.

Days' sales outstanding increased from 34 days for the three months ended February 29, 2012 to 138 days for the three months ended February 28, 2013 as a result of slow paying customers and decline in sales.

Inventory turnover was two times for the three months ended February 29, 2012 and zero times for the three months ended February 28, 2013 as a result of decline in sales.

(21)

Investing activities. Net cash used in investing activities for the three months ended February 29, 2012 was $1.93 million, consisting of payments for additions to property, plant and equipment and deposits for equipment. Net cash used in investing activities for the three months ended February 28, 2013 was $190,000, consisting of additions to property, plant and equipment, mainly representing costs related to our Sombra facility.

Financing activities. Net cash provided from financing activities for the three months ended February 29, 2012 was $901,000, mainly representing financing from private issuances of common stock of $891,000. Net cash provided from financing activities for the three months ended February 28, 2013 was $1.85 million, which mainly included cash proceeds received from private issuances of common stock of $1.42 million and short-term loan of $397,000 (CDN$400,000).

As of February 28, 2013, due in large part to the funds spent to develop, build and commission our Sombra facility as well as minimal sales of biodiesel, we had a working capital deficiency of $2,861,795.

As described above, on February 19, 2013, we completed the February 2013 Private Placement which raised net proceeds of approximately $1.4 million, after deducting the sales commission and fees. We expect to use the net proceeds from this private placement for working capital.

We anticipate that our Sombra facility will generate positive cash flow from operations and will operate profitably once sufficient level of commercial operation is achieved in the second half of the current fiscal year. It is management’s opinion that our cash and cash equivalents, the anticipated positive cash flow from operations and cash from additional loans as well as private financing which is currently under negotiations, will be sufficient to meet our cash requirements for at least the next 12 months.

Capital Expenditures. We have expended $8.11 million to purchase our Sombra facility, retrofit that facility and equip it so it can begin full scale production of biodiesel. These funds were expended as follows: $2.03 million for the original purchase price of the facility; $1.56 million for the costs of retrofitting and $4.51 million for Denami 3000 processors, storage tanks and other production equipment. The funds used to purchase and complete the Sombra facility were provided by the cash proceeds from private sales of Common Stock, monies borrowed from a stockholder and a $1.5 million term loan.

Future commitments. On March 28, 2012, we entered into a lease agreement to lease 10 additional rail cars which are due to be delivered by May 2013. The monthly commitment is for $8,460 or $101,520 annually. We otherwise have no material commitments for future capital expenditures.

(22)

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

(23)

PART II. OTHER INFORMATION

ITEM 5.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On October 12, 2012, our registration statement on Form S-1 (File No. 333-182302) for our IPO was declared effective by the SEC. The managing underwriter for the IPO was Paulson Investment Company, Inc.

On October 30, 2012, we consummated our IPO pursuant to which we sold 560,000 Units at a price $5.00 per Unit, and raised net proceeds of approximately $1.8 million after deducting the underwriting discount of $252,000, the representative’s and non-accountable expense allowance of $84,000 and other estimated offering expenses of $180,000. Each Unit consists of (i) one share of Common Stock, (ii) one Class A Warrant and (iii) one Class B Warrant. No payments were made by us to directors, officers or persons owning ten percent or more of our Common Stock or to their associates, or to our affiliates.

We have used approximately $659,000 of the net proceeds received from the IPO for the purchase and construction of production and storage equipment, and retrofitting the building at our Sombra facility, $251,000 for repayment of loans and the balance of approximately $890,000 for working capital.  We expect to withdraw funds from working capital over the coming months to pay for production and storage equipment and upgrade of rail tracks at our Sombra facility and to pay for additional marketing and sale expenses as described in our final prospectus dated October 12, 2012.

ITEM 6.	EXHIBITS

Exhibit Number	Description
4.1	Final Form of Placement Agent Warrant issued in the February 2013 Private Placement*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

_______
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

(24)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Methes Energies International Ltd.

Dated: April 12, 2013	/s/ Michel G. Laporte
Michel G. Laporte, Chief Executive Officer
(Principal Executive Officer)

Dated: April 12, 2013	/s/ Edward A. Stoltenberg
Edward A. Stoltenberg, Chief Financial Officer
(Principal Financial Officer)

(25)