Form 10-Q
period 2013-05-31
METHES ENERGIES INTERNATIONAL LTD
filed 2013-07-15
CIK 1436549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2013

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

As of July 12, 2013, the registrant has 6,978,169 shares of Common Stock issued and outstanding.

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

We have rights to the trademarks Methes Energies and Design, Methes, The Biodiesel Company and Denami.

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2012 AND MAY 31, 2013
(EXPRESSED IN US$)

	November 30,	May 31,
	2012	2013
ASSETS	(Unaudited)	(Unaudited)

Current assets
Cash and cash equivalents	$402,724	$188,486
Accounts receivable, net (notes 9 and 11)	303,418	416,850
Inventories (note 3)	1,196,798	1,099,625
Prepaid expenses and deposits	100,972	97,545
Deferred financing fees	26,334	3,751

Total current assets	2,030,246	1,806,257

Deposits and employee loans	13,813	32,996
Property, plant and equipment, net (note 4)	8,231,826	8,350,060
Intangible assets, net	413,027	403,117

Total assets	$10,688,912	$10,592,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable (note 9)	$1,247,459	$1,429,470
Accrued liabilities	515,207	773,328
Payable to related parties and others (note 5)	1,617,999	2,194,980
Short-term loans (note 6)	1,509,600	1,843,126
Total liabilities	4,890,265	6,240,904

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding at November 30, 2012 and May 31, 2013, respectively (note 7)	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,553,169 and 6,978,169 shares issued and outstanding at November 30, 2012 and May 31, 2013, respectively (note 7)	6,553	6,978
Additional paid-in capital	16,033,123	17,468,720
Accumulated deficit	(10,241,029)	(13,124,172)

Total stockholders’ equity	5,798,647	4,351,526

Total liabilities and stockholders' equity	$10,688,912	$10,592,430

Commitments (note 10)

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2012 AND 2013
(EXPRESSED IN US$)

	Three Months Ended May 31, 2012	Three Months Ended May 31, 2013	Six Months Ended May 31, 2012	Six Months Ended May 31, 2013

Revenue
Biodiesel sales	$1,764,097	$2,080,304	$4,314,989	$2,210,740
Feedstock sales	49,213	40,802	283,961	84,988
Glycerin sales	21,098	22,635	49,767	36,441
Government incentives (note 11)	150,440	170,124	244,456	179,004
Equipment sales	7,592	2,657	16,500	2,657
Royalties	9,597	2,793	44,279	6,775
Others	80,186	9,039	110,448	17,860
	2,082,223	2,328,354	5,064,400	2,538,465
Cost of goods sold	1,681,147	2,221,184	4,438,052	2,410,713
Gross profit	401,076	107,170	626,348	127,752

Operating expenses

Selling, general and administrative expenses (notes 4 and 8)	957,510	1,476,838	1,807,435	2,767,926
Loss before interest and taxes	(556,434)	(1,369,668)	(1,181,087)	(2,640,174)

Other expenses
Interest expense (notes 5 and 6)	(22,261)	(122,143)	(31,448)	(242,969)
Loss before income taxes	(578,695)	(1,491,811)	(1,212,535)	(2,883,143)

Income taxes	—	—	—	—
Net loss for the period	$(578,695)	$(1,491,811)	$(1,212,535)	$(2,883,143)

Net Loss Per Common Share - Basic and Diluted	$(0.10)	$(0.21)	$(0.21)	$(0.42)
Weighted average number of common shares - Basic and Diluted	5,841,547	6,978,169	5,823,765	6,790,324

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
FOR THE SIX MONTHS ENDED MAY 31, 2012 AND 2013
(EXPRESSED IN US$)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at November 30, 2011	5,734,447	$5,734	$11,598,421	$(46,056)	$(6,274,264)	$5,283,835
Issuance of common stock for cash	211,787	212	1,624,838	—	—	1,625,050
Common stock to be issued	—	—	100,000	—	—	100,000
Stock-based compensation	—	—	122,567	—	—	122,567
Stock subscription	—	—	—	46,056	—	46,056
Net loss for the period	—	—	—	—	(1,212,535)	(1,212,535)
Balance at May 31, 2012	5,946,234	$5,946	$13,445,826	$—	$(7,486,799)	$5,964,973
Issuance of common stock for cash	46,935	47	259,954	—	—	260,001
Issuance of units - IPO	560,000	560	2,799,440	—	—	2,800,000
IPO issuance cost	—	—	(996,477)	—	—	(996,477)
Stock-based compensation	—	—	124,382	—		124,382
Penalty shares (note 7)	—	—	399,998			399,998
Net loss for the period	—	—	—	—	(2,754,230)	(2,754,230)
Balance at November 30, 2012	6,553,169	$6,553	$16,033,123	$—	$(10,241,029)	$5,798,647
Issuance of units under private placement	425,000	425	1,699,575	—	—	1,700,000
Issuance cost	—	—	(330,610)	—	—	(330,610)
Stock-based compensation	—	—	66,632	—	—	66,632
Net loss for the period	—	—	—	—	(2,883,143)	(2,883,143)
Balance at May 31, 2013	6,978,169	$6,978	$17,468,720	$—	$(13,124,172)	$4,351,526

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED MAY 31, 2012 AND 2013
(EXPRESSED IN US$)

	Six Months Ended May 31, 2012	Six Months Ended May 31, 2013
Cash flow from operating activities:
Net loss for the period	$(1,212,535)	$(2,883,143)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	107,758	243,695
Non-cash stock-based compensation	122,567	66,633
Unrealized foreign exchange gain	—	(76,193)
Deferred financing fees	—	22,583
Accrued interest expense	—	81,641
Changes in operating assets and liabilities:
Accounts receivable	754,016	(113,432)
Inventories	534,724	97,173
Prepaid expenses and deposits	23,099	(15,756)
Accounts payable and accrued liabilities	(370,316)	440,132

Net cash used in operating activities	(40,687)	(2,136,667)

Cash flow from investing activities:
Additions to property, plant and equipment	(3,812,731)	(351,828)
Additions to intangible assets	—	(191)
Net cash used in investing activities	(3,812,731)	(352,019)

Cash flow from financing activities:
Payable to related parties and others	1,031,118	519,258
Short-term loans	—	385,800
Deferred financing fees	(131,756)	—
Issuance of common stock/units, net of issuance costs	1,771,106	1,369,390
Net cash provided by financing activities	2,670,468	2,274,448
DECREASE IN CASH AND CASH EQUIVALENTS	(1,182,950)	(214,238)
Cash and cash equivalents, beginning of period	1,693,301	402,724

CASH AND CASH EQUIVALENTS, END OF PERIOD	$510,351	$188,486

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest	$1,054	$171,723

See accompanying notes to unaudited condensed consolidated financial statements.

METHES ENERGIES INTERNATIONAL LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
As of May 31, 2013
(Expressed in US$)

NOTE 1 - NATURE OF THE BUSINESS, FINANCING REQUIREMENTS AND BASIS OF PRESENTATION

Methes Energies International Ltd. ("Methes" or the "Company"), was incorporated on June 27, 2007 in the State of Nevada. Methes, through its operations in Canada and the United States, is a biodiesel processing equipment provider and a biodiesel producer. The Company has developed biodiesel processing equipment to produce biodiesel from recycled oils. The Company, through its wholly-owned subsidiary Methes Energies Canada Inc. ("Methes Canada"), operates one biodiesel facility in Mississauga, Ontario with a total of 1.3 million gallons per year (mmgy) of nameplate production capacity and has commissioned a 13.0 mmgy production facility in Sombra, Ontario. In addition to Methes Canada, Methes Energies USA Ltd. ("Methes USA") was incorporated as the wholly-owned subsidiary of the Company on June 27, 2007. All references in this Form 10-Q to “Company,” “Methes,” “we,” “us,” or “our” refer to Methes Energies International Ltd. and its wholly owned subsidiaries Methes Canada and Methes USA unless the context otherwise indicates.

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

The Units were listed on the NASDAQ Capital Market under the symbol “MEILU”. Until November 26, 2012, only the Units were traded. On November 26, 2012, the Units ceased trading and were subsequently delisted and the Common Stock,  Class A Warrant and Class B Warrant began trading separately under the symbols MEIL, MEILW and MEILZ, respectively.

On February 19, 2013, the Company issued 425,000 Units to accredited investors at a price of $4.00 per unit under a private placement and raised net proceeds of approximately $1.4 million, after deducting the sales commission and fees. Each unit consists of one share of Common Stock, one Class A Warrant and one Class B Warrant, identical to the securities issued under the IPO. Each Class A and Class B warrant is exercisable to purchase one share of Common Stock at $7.50 and $10.00, respectively, and expires on October 12, 2017 (the “February 2013 Private Placement”).

As at May 31, 2013, due in large part to the funds spent to develop, build and commission the Sombra facility as well as minimal sales of biodiesel, the Company had a working capital deficiency of $4,434,647. During the six months ended May 31, 2013, the Company incurred a loss of $2,883,143 and had negative cash flow from operations of $2,136,667. The Company anticipates that its Sombra facility will generate positive cash flow from operations and will operate profitably once sufficient level of commercial operation is achieved in the second half of the current fiscal year. However, in order to meet its development goals and ongoing operational requirements, the Company will require additional financing in the foreseeable future. It is management’s opinion that its cash and cash equivalents, the anticipated positive cash flow from operations and cash from additional loans, including the Term Loan Facility disclosed in Note 13 - Subsequent Events, as well as private financing which is currently under negotiations, will be sufficient to meet the Company’s cash requirements for at least the next 12 months.

The condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with FASB ASC 705 "Cost of Sales and Services". Shipping and handling costs for the three and six months ended May 31, 2013 were $101,561 and $175,255, respectively (three and six months ended May 31, 2012 - $110,540 and $290,277, respectively). Costs related to raw materials purchased, are included in inventory or cost of goods sold, as appropriate. While amounts charged to customers for shipping product are included in revenues, the related outbound freight costs are included in expenses as incurred.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Potential tax benefits from net operating losses and foreign tax credit carry forwards are not recognized by the Company until their realization is more likely than not. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position's sustainability under audit. The Company has determined that there were no tax exposures as at November 30, 2012 and May 31, 2013.

Per Share Data

Basic earnings per share ("EPS") is determined by dividing net earnings available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. In computing diluted EPS, the average number of shares of Common Stock outstanding is increased by Common Stock options and warrants outstanding with exercise prices lower than the average market price of Common Stock using the treasury stock method. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. Potentially dilutive shares include 91,264 warrants and 383,310 Common Stock options issued and outstanding as at May 31, 2012 and 2,163,764 warrants and 483,310 Common Stock options issued and outstanding as at May 31, 2013. All outstanding warrants and options have an anti-dilutive effect on the loss per share and are therefore excluded from the determination of the diluted loss per share calculation for the three and six months ended May 31, 2012 and 2013.

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

NOTE 3 - INVENTORIES

Inventories consisted of the following:

	As at November 30, 2012	As at May 31, 2013

Raw materials	$330,627	$624,444
Finished goods	739,205	348,215
Equipment (i)	126,966	126,966

	$1,196,798	$1,099,625

(i)	During fiscal 2012, certain oil processing research and development related equipment previously sold in fiscal 2011 was returned.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	As at May 31, 2013
	Cost	Accumulated Depreciation	Net Book Value	As at November 30, 2012 Net Book Value
Sombra site:
Land	$409,134	$—	$409,134	$409,134
Building	2,944,356	205,104	2,739,252	2,651,631
Equipment	749,972	332,181	417,791	469,545
Equipment - Denami 3000	4,164,968	106,228	4,058,740	3,939,234
Mississauga site:
Computer equipment	34,151	24,572	9,579	9,425
Leasehold improvements	102,201	50,414	51,787	56,984
Equipment and fixtures	255,463	164,477	90,986	108,681
Equipment - Denami 600	720,042	147,251	572,791	587,192

	$9,380,287	$1,030,227	$8,350,060	$8,231,826

Total depreciation expense included in selling, general and administrative expenses in the condensed consolidated statements of operations related to property, plant and equipment for the three and six months ended May 31, 2013 was $117,177 and $233,593, respectively (three and six months ended May 31, 2012 - $56,049 and $99,475, respectively).

NOTE 5 - PAYABLE TO RELATED PARTIES AND OTHERS

Payable to related parties and others is comprised of the following:

	As at November 30, 2012	As at May 31, 2013

Softdiffusion SA (stockholder)	$49,333	$50,933
Nalini Khetia (non-related party)	—	68,250
Michel G. Laporte (stockholder and Director)	172,389	631,520
World Asset Management Inc. (stockholder)	1,396,277	1,444,277

	$1,617,999	$2,194,980

The related party payables and others bear interest at a rate of 8% per annum, are unsecured and repayable on demand. Interest expense incurred during the three and six months ended May 31, 2013 was $28,465 and $60,625, respectively (three and six months ended May 31, 2012 - $21,640 and $31,040, respectively). Accrued interest of $147,999 and $207,465 was included in the above balances as at November 30, 2012 and May 31, 2013, respectively.

NOTE 6 - SHORT-TERM LOANS

On June 20, 2012, Methes Canada entered into a term loan facility agreement with a lender that will allow Methes Canada to borrow up to $1,446,750 (historical amount of $1,464,900 or CDN$1,500,000). The term loan, which was drawn in late June 2012, is repayable in 12 months and bears interest at 23% per annum. The loan is prepayable by Methes Canada after six months upon payment of a penalty equal to one-month's interest. The facility is guaranteed by the Company and collateralized by a general security agreement from Methes Canada and a first collateral mortgage on certain assets located at Sombra. The facility prohibits payment of debt in excess of $550,000 owed by the Company to certain of its stockholders and directors during the life of the facility and contains other customary debt covenants. The facility also provides that, beginning October 1, 2012, any additional operating losses incurred by Methes Canada must be financed by stockholders or new equity funding. Interest expense incurred during the three and six months ended May 31, 2013 was $84,903 and $171,153, respectively (three and six months ended May 31, 2012 - $nil in each period).

On January 26, 2013, the Company borrowed $385,800 (historical amount of $397,400 or CDN $400,000) from a lender and issued to the lender a demand promissory note in the principal amount of CDN $400,000 bearing interest of 8% per annum. Repayment of the loan and payment of the accrued interest will be due upon demand. Interest expense incurred during the three and six months ended May 31, 2013 was $7,914 and $10,576, respectively (three and six months ended May 31, 2012 - $nil in each period).

Accrued interest of $nil and $10,576 was included in the short-term loans as at November 30, 2012 and May 31, 2013, respectively.

NOTE 7 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 and had 6,553,169 and 6,978,169 shares of Common Stock issued and outstanding as of November 30, 2012 and May 31, 2013, respectively.

The Company is also authorized to issue 10,000,000 shares of Preferred Stock with a par value of $0.001 and had no shares of Preferred Stock issued or outstanding as of November 30, 2012 and May 31, 2013.

 In the February 2013 Private Placement, the Company issued 425,000 Units to accredited investors at a price of $4.00 per unit under a private placement and raised net proceeds of approximately $1.4 million, after deducting the sales commission and fees. Each unit consists of one share of Common Stock, one Class A Warrant and one Class B Warrant, identical to the securities issued under the IPO. Each Class A and Class B warrant is exercisable to purchase one share of Common Stock at $7.50 and $10.00, respectively, and expires on October 12, 2017.

In connection with the issuance of the Units in the February 2013 Private Placement, the Company issued warrants to purchase an aggregate of 42,500 Units, with an exercise price of $4.20 per Unit, to the placement agents for the February 2013 Private Placement. The fair value of these warrants on the issuance date was $101,600, which has been recorded to additional paid-in capital. This amount was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 0.89%, a dividend yield of 0%, and an expected volatility of 75%.

During the six months ended May 31, 2012, the Company issued 211,787 shares of Common Stock for cash at $7.67 per share and 26,075 Common Stock warrants at an exercise price of $7.67. The warrants are exercisable for a period of one year commencing from October 25, 2012, the date the Company started trading publicly on the NASDAQ.

On November 23, 2011, the Company issued together with 130,378 shares of Common Stock, 65,189 Common Stock warrants at an exercise price of $7.67. The warrants are exercisable for a period of one year commencing from October 25, 2012, the date the Company started trading publicly on the NASDAQ. The warrant holders are generally protected from anti-dilution by adjustments for any stock dividends, stock splits, combinations or other recapitalizations. In addition, the Company was required to issue or cause to be transferred 52,151 shares of additional Common Stock as penalty shares should the Company not be listed on the NASDAQ or the NYSE MKT, and did not meet certain operating requirements, on or before July 1, 2012. As the Company was not listed on the NASDAQ or the NYSE MKT, and did not meet certain operating requirements, by July 1, 2012, Softdiffusion SA transferred 52,151 shares of Common Stock with an estimated fair value of $7.67 per share to a new shareholder as settlement for the penalty share obligation. The estimated fair value of $399,998 for these shares was recorded by the Company and is included in additional paid-in capital for the fiscal year ended November 30, 2012.

NOTE 8 - STOCK-BASED COMPENSATION

2008 Option Plan:

The Company's Amended and Restated 2008 Directors, Officers and Employees Stock Option Plan, which was originally approved by stockholders at the annual general meeting of the Company held on December 5, 2007, and subsequently amended by the stockholders on July 23, 2008. This plan was established to enable the Company to attract and retain the services of highly qualified and experienced directors, officers, employees and consultants and to give such persons an interest in the success of the Company and its subsidiaries. The total number of shares currently authorized under the plan is 391,134. The options and awards will be granted at the direction of the Board of Directors. Options issued under the plan that are deemed to be incentive stock options will be priced at not less than 100 percent of the fair market value of the shares of Common Stock underlying the options at the date of the grant, subject to certain limitations for 10 percent stockholders. The fair value of each option granted during the three months ended May 31, 2012 and 2013 was estimated at the time of grant using the Black-Scholes option pricing model and are as follows:

Three Months Ended	May 31, 2012	May 31, 2013

Exercise price ($)	7.67	N/A
Risk-free interest rate	1.92%	N/A
Expected term (Years)	10	N/A
Expected volatility	100%	N/A
Expected dividend yield	0%	N/A
Fair value of option ($)	6.86	N/A
Expected forfeiture rate	Nil	N/A

All the grants vest quarterly over a two year period and expire on the tenth anniversary of the grant date. The following table summarizes the stock option activities of the Company.

Number of options
Outstanding as of November 30, 2011	338,983
Granted	44,327
Exercised	—
Cancelled/forfeited	—
Outstanding as of May 31, 2012, November 30, 2012 and May 31, 2013	383,310

The share-based compensation for the three and six months ended May 31, 2013 was $28,150 and $66,632, respectively (three and six months ended May 31, 2012 - $53,899 and $122,567, respectively). The Company recorded this in general and administrative expenses with a corresponding credit to additional paid-in capital.

As of November 30, 2012 the Company has granted a total of 383,310 options to purchase Common Stock to employees, directors and advisory board members, all of which are currently outstanding and of which 350,716 are vested and exercisable. All of these outstanding stock options have an exercise price above the fair market price on the grant dates. As of November 30, 2012, the total fair value of the options granted to employees at the respective grant dates was $1,458,698, of which the unrecognized portion of $107,882 related to the unvested shares associated with these stock option grants will be recognized over a period of two years from the respective grant dates.

As of May 31, 2013 the Company has granted a total of 383,310 options to purchase Common Stock to employees, directors and advisory board members, all of which are currently outstanding and of which 377,117 are vested and exercisable. All of these outstanding stock options have an exercise price above the fair market price on the grant dates. As of May 31, 2013, the total fair value of the options granted to employees at the respective grant dates was $1,458,698, of which the unrecognized portion of $41,250 related to the unvested shares associated with these stock option grants will be recognized over a period of two years from the respective grant dates.

2012 Option Plan:

Under the Company’s 2012 Directors, Officers and Employees Stock Option Plan the company granted a total of 100,000 options to purchase Common Stock to its four directors and chief financial officer on April 2, 2013.  The total number of shares currently authorized under the plan is 400,000.  The options and awards will be granted at the direction of the Board of Directors. Options issued under the plan that are deemed to be incentive stock options will be priced at not less than 100 percent of the fair market value of the shares of Common Stock underlying the options at the date of the grant, subject to certain limitations for 10 percent stockholders. The fair value of each option granted during the three months ended May 31, 2012 and 2013 was estimated at the time of grant using the Black-Scholes option pricing model and are as follows:

Three Months Ended	May 31, 2012	May 31, 2013

Exercise price ($)	N/A	3.94
Risk-free interest rate	N/A	0.78%
Expected term (Years)	N/A	5
Expected volatility	N/A	100%
Expected dividend yield	N/A	0%
Fair value of option ($)	N/A	2.92
Expected forfeiture rate	N/A	Nil

All the grants vest yearly at the rate of 1/3 starting on the first year anniversary of the grant date and expire on the fifth anniversary of the grant date. The following table summarizes the stock option activities of the Company.

Number of options
Outstanding as of November 30, 2012	—
Granted	100,000
Exercised	—
Cancelled/forfeited	—
Outstanding as of May 31, 2013	100,000

The share-based compensation for the three and six months ended May 31, 2013 was $nil in each period (three and six months ended May 31, 2012 - $nil in each period).

As of May 31, 2013 the Company granted options to purchase a total of 100,000 shares of Common Stock at an exercise price of $3.94 per share, to its four independent directors and chief financial officer, all of which are currently outstanding and of which none are vested and exercisable. All of these outstanding stock options have an exercise price equal to the fair market price on the date of grant. As of May 31, 2013, the total fair value of the options granted to the independent directors and chief financial officer at the respective grant dates was $292,174, of which the unrecognized portion of $292,174 related to the unvested shares associated with these stock option grants will be recognized over a period of three years.

NOTE 9 - FAIR VALUE MEASUREMENTS, CONCENTRATIONS AND RISK

a) The Company's cash and cash equivalents, which are carried at fair values, are classified as a level 1 financial instrument at November 30, 2012 and May 31, 2013.

b) The Company is exposed to the following concentrations of risk:

Major Customers

Two major customers comprised 66% and 22% of total revenue for the three months ended May 31, 2013 (three months ended May 31, 2012 - two major customers accounted for 65% and 20% of total revenue). Two major customers comprised 60% and 24% of total revenue for the six months ended May 31, 2013 (six months ended May 31, 2012 - two major customer comprised 54% and 28% of total revenue).

Major Vendor

The Company has an exclusive agreement to manufacture biodiesel processor equipment with Turn-Key Modular Systems Inc. ("Turnkey"). During the three and six months ended May 31, 2013, the Company made purchases of $nil and $45,893 (three and six months ended May 31, 2012 - $2,961,750 and $2,961,750) from Turnkey. As of November 30, 2012 and May 31, 2013, the Company had accounts payable of $51,414 and $36,909 owing to Turnkey, respectively.

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

The Company minimizes credit risk by routinely reviewing the credit risk of the counterparty to the arrangement and has maintained an allowance for doubtful accounts of $30,000 related to credit risk as at May 31, 2013, which is considered adequate. A balance of $26,128 and $72,356 was due from a major customer as at November 30, 2012 and May 31, 2013, respectively.

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

Included in selling general and administrative expenses are foreign currency gains during the three and six months ended May 31, 2013 of $1,579 and $75,959, respectively (three and six months ended May 31, 2012 of $30,759 and $113,922, respectively).

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

As at May 31, 2013, due in large part to the funds spent to develop, build and commission the Sombra facility as well as minimal sales of biodiesel, the Company had a working capital deficiency of $4,434,647.

As described in note 1, the Company anticipates that its Sombra facility will generate positive cash flow from operations and will operate profitably once sufficient level of commercial operation is achieved in the second half of the current fiscal year. It is management’s opinion that its cash and cash equivalents, the anticipated positive cash flow from operations and cash from additional loans, including the Term Loan Facility disclosed in Note 13 - Subsequent Events, as well as private financing which is currently under negotiations, will be sufficient to meet the Company’s cash requirements for at least the next 12 months.

NOTE 10 - COMMITMENTS

The Company is a party to a lease agreement for the Mississauga facility for a five year lease term starting from January 1, 2013 to December 31, 2017. The renewed lease term provides for a two month’s rent free period in 2013.

As at May 31, 2013, the Company must pay, in addition to other amounts such as the Company's pro rata share of taxes, the following amounts over the term of the lease:

Annual Minimum Rent

2013	$69,906
2014	$139,812
2015	$139,812
2016	$139,812
2017	$139,812
2018	$11,651

As at May 31, 2013, the Company is also a party to the following lease agreements for railcars at its Sombra facility:

	Start Date	End Date	Term
Four railcars at $3,100 per month	August 1, 2013	July 31, 2018	60 months
Four railcars at $3,100 per month	April 1, 2013	March 31, 2018	60 months
Four railcars at $ 3,600 per month	July 1, 2013	June 30, 2018	60 months
Four railcars at $3,140 per month	December 1, 2011	November 30, 2016	60 months
One railcar at $575 per month	January 1, 2012	December 31, 2016	60 months
One railcar at $575 per month	May 1, 2012	June 30, 2015	36 months
Ten railcars at $8,460 per month	May 1, 2013	Apr 30, 2018	60 months
Ten railcars at $8,510 per month	May 1, 2013	April 30, 2018	60 months

Annual Minimum Rent

2013	$182,080
2014	$372,720
2015	$369,845
2016	$365,820
2017	$321,815
2018	$147,250

NOTE 11 - CONTRIBUTION AGREEMENTS WITH MINISTER OF NATURAL RESOURCES OF CANADA

Mississauga Facility:
In 2009, the Company entered into a Non-Refundable Contribution Agreement with the Minister of Natural Resources of Canada for the Mississauga facility under the ecoENERGY for Biofuels program. Under the agreement, as amended as at May 13, 2013, the Company may receive up to $5,217,945 (CDN$5,410,000) in the years from 2009 to 2016 from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company.

For the three and six months ended May 31, 2013, the Company claimed incentives of $8,559 and $10,170, respectively (three and six months ended May 31, 2012 - $150,440 and $244,456, respectively) for the biodiesel produced from its Mississauga facility. Since entering into the program to May 31, 2013, the Company has claimed total incentives of $1,458,285 of which it has received a total of $1,449,265.

Included in accounts receivable as at November 30, 2012 and May 31, 2013, is an amount receivable of $46,816 and $9,020, respectively, due from the Minister of Natural Resources of Canada.

Sombra Facility:
In 2010, the Company applied for an incentive under the ecoENERGY for Biofuels program for its Sombra facility and was approved by the Canadian government. The final Contribution Agreement with the Minister of Natural Resources of Canada for the Sombra facility under the ecoENERGY for Biofuels program was signed by the Company and the Canadian Government on December 6, 2011. Under the agreement, as amended as at April 16, 2013, the Company may receive up to $14,260,325 (CDN$14,785,200) from the years 2012 to 2017 from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company.

For the three and six months ended May 31, 2013, the Company claimed incentives of $161,565 and $168,833 (three and six months ended May 31, 2012 - $nil in each period) for the biodiesel produced from its Sombra facility. Since entering into the program in 2010 to May 31, 2013, the Company has claimed total incentives of $168,833 of which it has received a total of $nil.

Included in accounts receivable as at November 30, 2012 and May 31, 2013, is an amount receivable of $nil and $168,833, respectively, due from the Minister of Natural Resources of Canada.

NOTE 12 - SEGMENT INFORMATION

The Company reports a single operating segment, being a producer and seller of biodiesel fuel and biodiesel processing equipment.

Geographic segments:

The Company's assets and operating facilities, other than cash balances of $336,065 at November 30, 2012 and $15,810 at May 31, 2013, are all located in Canada. The Company services the majority of its customers in the United States. The Company derives its revenue geographically as follows:

	Three Months Ended May 31, 2012	Three Months Ended May 31, 2013	Six Months Ended May 31, 2012	Six Months Ended May 31, 2013
Revenue
United States	$1,361,382	$2,071,344	$3,989,713	$2,171,133
Canada	720,841	257,010	1,074,687	367,332

	$2,082,223	$2,328,354	$5,064,400	$2,538,465

NOTE 13 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through July 12, 2013, and has determined there have been no material subsequent events requiring disclosure.

On July 12, 2013, Methes Canada entered into a Term Loan Facility Agreement with 1730636 Ontario Limited (the “Agreement”) pursuant to which Methes Canada may borrow up to $1,536,000 (CDN$1,600,000) for a term of 12 months at an interest rate of 12% per annum. Under the terms of the Agreement, interest is payable monthly and outstanding principal is due at maturity. Outstanding principal would be prepayable after six months upon 30 days’ notice and payment of a penalty equal to one-month's interest. Upon closing, the facility will be collateralized by a security agreement from Methes Canada on certain of its assets and a first collateral mortgage on its real property located at Sombra, Ontario.  The facility prohibits payment of debt owed by the Company to certain of its stockholders and a director during the life of the facility and contains other customary debt covenants.

The proceeds from this loan will be used to repay the short-term loan of $1,446,750 (historical amount of CDN$1,500,000), as disclosed in Note 6.

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

As at May 31, 2013, due in large part to the funds spent to develop, build and commission our Sombra facility as well as reduced sales of biodiesel which we believed were primarily due to invalid RINs (defined below) generated and sold by some U.S. producers in late 2011 and early 2012, we had a working capital deficiency of $4,434,647. During the six months ended May 31, 2013, we incurred a loss of $2,883,143 and had negative cash flow from operations of $2,136,667.

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

Renewable Identification Numbers (“RINs”)

RINs are used to track compliance with RFS2 and are generated when a gallon of biodiesel is produced or imported into the U.S. In late 2011 and early 2012 the EPA announced that some U.S. producers had generated and sold invalid RINs. The loss of integrity and confidence in the RINs market affected the demand as well as the price of biodiesel. This problem has now been corrected by the EPA with the introduction of Quality Assurance Programs (“QAPs”).

In February 2013, the EPA introduced two new QAPs that would allow buyers of RINs to verify their validity. The QAPs provide a clear path and system for independent third parties, approved by the EPA, to audit and monitor, on an ongoing basis, the production of biodiesel and verify that RINs have been correctly generated. The QAPs, once fully in place, will be retroactive to January 1, 2013.

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

Dependence on significant customers

A large part of our revenue is generated from a few large customers. The sales to these customers are made at spot market prices, and we have no binding purchase agreements for our biodiesel, which could affect the consistency of our revenues. Potential customers for biodiesel regularly bid for biodiesel in the spot market at prices that are quoted on a daily basis. As a matter of convenience, we prefer to deal with customers with whom we have had a past relationship, although the specific customers to whom we sell have varied over time. The loss of one or more customers who have been among our largest customers historically would not have a material adverse effect on our business because we believe that a customer or customers could be replaced by one or more new customers regularly bidding for biodiesel, and we believe this will continue to be the case. For example, in the six months ended May 31, 2013, one new major customer accounted for 24% of our total revenue and our largest customer improved to 60% of total revenue in the six-month period ended May 31, 2013 from 54% of total revenue in same period in fiscal 2012.

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

Results of Operations

Three and six months ended May 31, 2012 and 2013

Set forth below is a summary of certain financial information for the periods indicated:

	Three Months Ended May 31, 2012	Three Months Ended May 31, 2013	Six Months Ended May 31, 2012	Six Months Ended May 31, 2013

Revenue
Biodiesel sales
Resales	$705,218	$415,782	$2,528,798	$463,9460
Internal production	1,058,879	1,664,522	1,786,190	1,747,244
Feedstock sales	49,213	40,802	283,961	84,988
Glycerin sales	21,098	22,635	49,767	36,441
Government incentives	150,440	170,124	244,456	179,004
Equipment sales	7,592	2,657	16,500	2,657
Royalties	9,597	2,793	44,279	6,775
Others	80,186	9,039	110,448	17,860
	2,082,223	2,328,354	5,064,400	2,538,465
Cost of goods sold	1,681,147	2,221,184	4,438,052	2,410,713
Gross profit	401,076	107,170	626,348	127,752

Operating expenses

Selling, general and administrative expenses	957,510	1,476,838	1,807,435	2,767,926
Loss before interest and taxes	(556,434)	(1,369,668)	(1,181,087)	(2,640,174)

Other expenses
Interest expense	(22,261)	(122,143)	(31,448)	(242,969)
Loss before income taxes	(578,695)	(1,491,811)	(1,212,535)	(2,883,143)

Income taxes	—	—	—	—

Net loss for the period	$(578,695)	$(1,491,811)	$(1,212,535)	$(2,883,143)

Three and six months ended May 31, 2012 compared to three and six months ended May 31, 2013

Revenue. Our total revenues for the three months ended May 31, 2012 and 2013 were $2.08 million and $2.33 million, respectively, representing an increase of $246,131, or 12%. Our total revenues for the six months ended May 31, 2012 and 2013 were $5.06 million and $2.54 million, respectively, representing a decrease of $2.52 million, or 50%. The reasons for these changes are outlined below.

Biodiesel. Biodiesel sales for the three months ended May 31, 2012, excluding government incentives, were $1.76 million and increased by $320,000, or 18%, to $2.08 million in the three months ended May 31, 2013. For the three months ended May 31, 2012 and 2013, our resales of biodiesel purchased from third party producers were $705,000 and $416,000, respectively, a decrease of approximately $289,000, or 41%. Revenue from our internal production, excluding government incentives, for the three months ended May 31, 2012 and 2013 was $1.06 million and $1.66 million, respectively, an increase of $600,000, or 57%. For the three months ended May 31, 2012 and 2013, our average sales price per gallon for 100 percent biodiesel (“B100”) was $4.44 and $4.11, respectively, a decrease of $0.33 per gallon, or 7%. The decrease in our average sales price per gallon in the three months ended May 31, 2013 was due to some fixed price contracts that we entered into in early 2013. Gallons sold for the three months ended May 31, 2012 and 2013 were 397,000 and 506,000 gallons, respectively, an increase of 109,000 gallons, or 22%.

Biodiesel sales for the six months ended May 31, 2012, excluding government incentives, were $4.31 million and decreased by $2.1 million, or 49%, to $2.21 million in the six months ended May 31, 2013. For the six months ended May 31, 2012 and 2013, our resales of biodiesel purchased from third party producers were $2.53 million and $463,000, respectively, a decrease of approximately $2.07 million, or 82%. Revenue from our internal production, excluding government incentives, for the six months ended May 31, 2012 and 2013 was $1.79 million and $1.75 million, respectively, a decrease of $40,000, or 2%. For the six months ended May 31, 2012 and 2013, our average sales price per gallon for 100 percent biodiesel (“B100”) was $4.49 and $4.13, respectively, a decrease of $0.36 per gallon, or 8%. The decrease in our average sales price per gallon in the six months ended May 31, 2013 was due to some fixed price contracts that we entered into in early 2013.Gallons sold for the six months ended May 31, 2012 and 2013 were 961,377 and 535,447 gallons, respectively, a decrease of 425,930 gallons, or 44%.

The decrease in revenue from the sales of our biodiesel and the resales of biodiesel purchased from others was primarily due to a much lower demand for biodiesel which we believe was caused by the remaining uncertainty about the integrity of RINs market in the United States caused by invalid RINs sold by some U.S. producers in late 2011 and early 2012. As a small and medium size producer, we and our existing customers have been directly affected by this situation. Another factor contributing to the lower sales of our biodiesel during the current quarter was the production and start-up issues that we faced at our Sombra facility which resulted in delays in shipments to customers and lower production. These issues have now been resolved.

In early February 2013, the EPA introduced QAPs that would allow buyers of RINs to verify their validity. The QAPs provide a clear path and system for independent third parties, approved by the EPA, to audit and monitor, on an ongoing basis, the production of biodiesel and verify that RINs have been correctly generated. We believe that the QAP’s coupled with the EPA’s mandate that 1.28 billion gallons of biodiesel be produced for domestic use in 2013 will greatly reduce the uncertainty about the integrity of RINs and increase the demand for biodiesel from us in the remaining periods of this year. At this time, we are evaluating two third party providers of QAPs which have been approved by the EPA and expect to be selecting one during this quarter.

Feedstock. For the three months ended May 31, 2012 and 2013, feedstock sales were $49,000 and $41,000, respectively, a decrease of $8,000, an immaterial amount. For the six months ended May 31, 2012 and 2013, feedstock sales were $284,000 and $85,000, respectively, a decrease of $199,000, or 70%. Feedstock sales were down due to lower demand for biodiesel that affected other small biodiesel producers and also due to their direct purchase from other suppliers.

Glycerin. For the three months ended May 31, 2012 and 2013, Glycerin sales were $21,000 and $23,000, respectively, an increase of $2,000, an immaterial amount. For the six months ended May 31, 2012 and 2013, Glycerin sales were $50,000 and $36,000, respectively, a decrease of $14,000 or 28%. For the three months ended May 31, 2012 and 2013, the increase was a result of new production of glycerin at our Sombra facility, which is a byproduct of our biodiesel production.  For the six months ended May 31, 2012 and 2013, Glycerin sales decreased because of lower biodiesel production.

Government incentives. For the three months ended May 31, 2012 and 2013, we received $150,000 and $170,000, respectively, of government incentives. This increase of $20,000 or 13%, was due to the increase in production of biodiesel at our Sombra facility.  For the six months ended May 31, 2012 and 2013, we received $244,000 and $179,000, respectively, of government incentives. This decrease of $65,000, or 27%, was due to no production at our Mississauga facility and a slower than anticipated ramp-up in production at our Sombra facility.

Equipment sales. For the three months ended May 31, 2012 and 2013, we generated $7,600 and $2,700, respectively, from equipment sales. For the six months ended May 31, 2012 and 2013, we generated $17,000 and $2,700, respectively, from equipment sales. Equipment sales during the three and six months consisted of small lab and shop supplies.

Royalties. We received royalties of $9,600 during the three months ended May 31, 2012, from two network members that purchased our Denami 600 processors late in fiscal 2010. Royalties for the three months ended May 31, 2013 were $2,800, a decrease of $6,800. We received royalties of $44,000 during the six months ended May 31, 2012 from two network members that purchased our Denami 600 processors late in fiscal 2010. Royalties for the six months ended May 31, 2013 were $6,700, a decrease of $37,300. Our customers own the Denami 600 processors, but license the software and monitoring system from us in exchange for an ongoing royalty payment of $0.11 per gallon of biodiesel produced by their Denami 600 processors. The lower demands for biodiesel during the six months ended May 31, 2013 lowered the amounts of royalties received.

Other. Other revenue includes revenue from consulting services, delivery charges, laboratory and shop supplies, storage and rental income. Other revenue for the three months ended May 31, 2012 and 2013, was $ 80,000 and $9,000, respectively, a decrease of $71,000, or 89%, primarily due to decrease in sales of these services.  For the six months ended May 31, 2012 and 2013, other revenue was $110,000 and $18,000, respectively, a decrease of $92,000 or 84%, mainly due to a one time revenue item of a fire insurance claim and a one time large storage container sale that occurred in 2012.

Cost of goods sold. Our cost of goods sold for the three months ended May 31, 2012 and 2013 were $1.68 million and $2.22 million, respectively, an increase of $540,000, or 32%. This increase was primarily due to increases in biodiesel sales and freight costs during the three months ended May 31, 2013. Our cost of goods sold for the six months ended May 31, 2012 and May 31, 2013 were $4.44 million and $2.41 million, respectively, a decrease of $2.03 million, or 46%.  The decrease was mainly due to lower biodiesel sales as a result of lower production at both of our facilities during the six months ended May 31, 2013.

Biodiesel cost of goods sold increased 24% from the three months ended May 31, 2012 compared to the same period in fiscal 2013, or from $1.60 million for the three months ended May 31, 2012 to $1.98 million for the three months ended May 31, 2013. If the average feedstock price and the price paid for biodiesel purchased from other biodiesel producers in Canada remained constant from the three months ended May 31, 2012 to the end of the same period in 2013, the increase in gallons of biodiesel sold would have resulted in a 28%, or $457,000, increase in the related biodiesel cost of goods sold. The decrease in average feedstock prices for the three months ended May 31, 2012 compared the same three month period in 2013 resulted in a decrease in biodiesel cost of goods sold of $72,000 of which $2,000 was attributable to the lower price paid for biodiesel purchased from others.

Biodiesel cost of goods sold increased 50% from the six months ended May 31, 2012 compared to the same period in fiscal 2013, or from $4.13 million for the six months ended May 31, 2012 to $2.05 million for the six months ended May 31, 2013. If the average feedstock price and the price paid for biodiesel purchased from other biodiesel producers in Canada remained constant from the six months ended May 31, 2012 to the end of the same period in 2013, the decrease in gallons of biodiesel sold would have resulted in a 44%, or $1.84 million, decrease in the related biodiesel cost of goods sold. The decrease in average feedstock prices for the six months ended May 31, 2012 compared to the same period in 2013 resulted in a decrease in biodiesel cost of goods sold of $187,000 of which $53,000 was attributable to the lower price paid for biodiesel purchased from others.

All other costs of goods sold, excluding biodiesel cost of goods sold, for the three months ended May 31, 2012 and 2013, were $84,000 and $241,000, respectively. The increase was mainly due to including freight costs in other cost of goods sold. For the six months ended May 31, 2012 and 2013, all other costs of goods sold, were $309,000 and $363,000, respectively.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended May 31, 2012 and 2013 were $ 958,000 and $1.48 million, respectively, an increase of $522,000, or 54%. The increase in the more recent period was mainly related to an increase in salaries and wages of $270,000, an increase in utilities of $61,000 and an increase in professional fees of $89,000. For the six months ended May 31, 2012 and 2013, selling, general and administrative expenses were $1.81 million and $2.77 million, respectively, an increase of $960,000, or 53%. The increase in six months ended May 31, 2013 was mainly related to an increase in salaries and wages of $483,000, an increase in utilities of $336,000 and an increase in depreciation expense of $135,000.  The increases in salaries and wages, and utilities were necessary to support the higher level of operations at our Sombra facility.

Other expenses. For the three months ended May 31, 2012 and 2013, we incurred interest expenses of $22,000 and $122,000, respectively. For the six months ended May 31, 2012 and 2013, we incurred interest expenses of $32,000 and $243,000, respectively. The increase in interest expense in 2013 was due to the interest expense on the CDN$1.5 million term loan described below entered into in June 2012 (the “June 2012 Term Loan Facility”).

Income taxes. No income tax expense or benefit was recorded during the three and six months ended May 31, 2012 and 2013 due to ongoing taxable losses. As of May 31, 2013, we were not subject to any uncertain tax exposures.

Net loss. Our net loss for the three months ended May 31, 2012 was $579,000 and increased by $911,000 to $1.49 million for the three months ended May 31, 2013 due primarily to the $540,000 increase in cost of goods sold and resultant $294,000 decrease in gross profit, and $522,000 increase in selling, general and administrative expenses to support our higher level of operations, which included development of, and the higher level of operations at, our Sombra facility and higher financing costs.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations has been financed through the sale of our capital stock. At November 30, 2012 and May 31, 2013, we had cash and cash equivalents of $402,724 and $188,486, respectively.

During the six months ended May 31, 2013, we raised net cash proceeds of approximately $1.4 million from the February 2013 Private Placement. Additionally, on January 26, 2013, we borrowed a total of $397,400 (CDN$400,000) from a third party. The loan is unsecured, payable on demand and carries interest at 8% per annum.

On June 20, 2012, Methes Canada entered into the June 2012 Term Loan Facility with a lender that allows Methes Canada to borrow up to CDN$1.5 million. The term loan, which was drawn down in late June 2012, is repayable in 12 months and bears interest at 23% per annum. The loan is repayable by Methes Canada after six months upon payment of a penalty equal to one-month's interest. The facility is guaranteed by us and collateralized by a general security agreement from Methes Canada and a first collateral mortgage on certain assets located at our Sombra facility. The facility prohibits payment of debt in excess of $550,000 owed by us to certain of our stockholders and directors during the life of the facility and contains other customary debt covenants. The facility also provides that, beginning October 1, 2012, any additional operating losses incurred by Methes Canada must be financed by stockholders or new equity funding.

On July 12, 2013, Methes Canada entered into a Term Loan Facility Agreement with 1730636 Ontario Limited (the “Agreement”) pursuant to which Methes Canada may borrow up to $1,536,000 (CDN$1,600,000) for a term of 12 months at an interest rate of 12% per annum. Under the terms of the Agreement, interest is payable monthly and outstanding principal is due at maturity. Outstanding principal would be prepayable after six months upon 30 days’ notice and payment of a penalty equal to one-month's interest. Upon closing, the facility will be collateralized by a security agreement from Methes Canada on certain of its assets and a first collateral mortgage on its real property located at Sombra, Ontario.  The facility prohibits payment of debt owed by us to certain of our stockholders and a director during the life of the facility and contains other customary debt covenants.

The proceeds from this loan will be used to repay the June 2012 Term Loan Facility.

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended May 31, 2012 and 2013:

	(Amounts rounded to nearest thousands) Six Months Ended May 31,
	2012	2013
Net cash flows used in operating activities	$(40)	$(2,137)
Net cash flows used in investing activities	(3,813)	(352)
Net cash flows from financing activities	2,670	2,275
Net change in cash and cash equivalents	(1,183)	(214)
Cash and cash equivalents, end of period	$510	$188

Operating activities. The net cash used in operating activities for the six months ended May 31, 2012 of $40,000 reflects $1.21 million in net losses from operations, which includes total non-cash charges for depreciation, amortization and stock compensation expense of $230,000. It also included a net working capital decrease of $942,000, which included a decrease in accounts receivable of $754,000, a decrease in inventories of $535,000 and a decrease in prepaid expenses and deposits of $23,000, which was partially offset by a decrease in accounts payable and accrued liabilities of $370,000. This resulted in net cash used in operations of $40,000.

Net cash used in operating activities was $2.14 million for the six months ended May 31, 2013. For the six months ended May 31, 2013, the net loss was $2.88 million, which includes total non-cash items for depreciation, amortization, stock compensation expense, unrealized foreign exchange gain, deferred financing fees and accrued interest expense of $338,000. The net cash used in operating activities included a net working capital decrease of $408,000. Working capital decreases were a result of an increase in accounts payable and accrued liabilities of $440,000, a decrease in inventories of $97,000 offset by an increase in accounts receivable of $113,000 and an increase in prepaid expenses and deposits of $16,000. The net result was cash used in operations of $2.14 million. Our current operating cash requirement is approximately $329,000 per month. We expect to generate positive cash flow from operations in future periods as a result of our Sombra facility having commenced production in February 2013.

Days' sales outstanding decreased from 17 days for the three months ended May 31, 2012 to 16 days for the three months ended May 31, 2013 as a result of improvement in timing of payment by our customers. Days' sales outstanding remained constant from 27 days for the six months ended May 31, 2012 to 27 days for the six months ended May 31, 2013

Inventory turnover was two times for the three months ended May 31, 2012 and 3 times for the three months ended May 31, 2013 as a result of increase in biodiesel sales and relative decline in inventory levels during the three months ended May 31, 2013. Inventory turnover was five times for the six months ended May 31, 2012 and two times for the six months ended May 31, 2013 as a result of decline in biodiesel sales and relative increase in inventory levels during the six months ended May 31, 2013.

Investing activities. Net cash used in investing activities for the six months ended May 31, 2012 and 2013 was $3.81 million and $352,000, respectively, consisting of payments for additions to property, plant and equipment, mainly representing costs related to our Sombra facility.

Financing activities. Net cash provided from financing activities for the six months ended May 31, 2012 was $2.67 million, mainly representing financing from private issuances of Common Stock of $1.77 million and financing from related parties of $1.03 million. Net cash provided from financing activities for the six months ended May 31, 2013 was $2.27 million, which mainly included cash proceeds received from private issuances of Common Stock of $1.37 million, financing from related parties of $519,000 and short-term loan of $386,000.

As of May 31, 2013, due in large part to the funds spent to develop, build and start-up our Sombra facility as well as lower sales of biodiesel from our Mississauga facility, we had a working capital deficiency of $4,434,647.

As described above, on February 19, 2013, we completed the February 2013 Private Placement which raised net proceeds of approximately $1.4 million, after deducting the sales commission and fees. We have used the net proceeds from this private placement for working capital.

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

Capital Expenditures. We have expended $8.36 million to purchase our Sombra facility, retrofit that facility and equip it so it can begin full scale production of biodiesel. These funds were expended as follows: $2.03 million for the original purchase price of the facility; $ 1.57 million for the costs of retrofitting and $4.76 million for Denami 3000 processors, storage tanks and other production equipment. The funds used to purchase and complete the Sombra facility were provided by the cash proceeds from private sales of Common Stock, monies borrowed from a stockholder and the June 2012 Term Loan Facility.

Future commitments. In the second quarter of 2013, we entered into a lease agreement to lease 10 additional rail cars which are due to be delivered by June 2013. The monthly commitment is for $8,510 or $102,120 annually. We otherwise have no material commitments for future capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting us, refer to “Note 2 - Summary of Significant Accounting Policies” to our condensed consolidated financial statements.

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

Unregistered Sales

On April 2, 2013, we granted 20,000 options to purchase Common Stock at an exercise price of $3.94 per share, the fair market value on the grant date, to each of our four independent directors and chief financial officer pursuant to the 2012 Directors, Officers and Employees Stock Option Plan.  The grants were exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Sections 4(a)(2) and 4(a)(5) of the Act.

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

We have used approximately $818,000 of the net proceeds received from the IPO for the purchase and construction of production and storage equipment, and retrofitting the building at our Sombra facility, $251,000 for repayment of loans and the balance of approximately $731,000 for working capital. We expect to withdraw funds from working capital over the coming months to pay for production and storage equipment and upgrade of rail tracks at our Sombra facility and to pay for additional marketing and sale expenses as described in our final prospectus dated October 12, 2012.

ITEM 6.	EXHIBITS

Exhibit Number	Description
4.1	Promissory Note, dated July 11, 2013, in the principal amount of $1,536,000 (CDN$1,600,000), bearing interest at the rate of 12.0% per annum issued to 1730636 Ontario Limited (the "July 2013 Note")*
10.1	Form of Non-Statutory Stock Option Agreement under the 2012 Directors, Officers and Employees Stock Option Plan*
10.2	Form of Incentive Stock Option Agreement under the 2012 Directors, Officers and Employees Stock Option Plan*
10.3	Term Loan Facility Agreement between Methes Energies Canada, Inc. and 1730636 Ontario Limited, dated June 24, 2013*
10.4	Security Agreement, dated July 11, 2013, between Methes Energies Canada, Inc. and 1730636 Ontario Limited securing the July 2013 Note*
10.5	Collateral Mortgage on the real property located at Sombra, Ontario securing the July 2013 Note*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
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

Methes Energies International Ltd.

Dated: July 12, 2013	/s/ Michel G. Laporte
Michel G. Laporte, Chief Executive Officer
(Principal Executive Officer)

Dated: July 12, 2013	/s/ Edward A. Stoltenberg
Edward A. Stoltenberg, Chief Financial Officer
(Principal Financial Officer)