Form 10-Q
period 2013-08-31
METHES ENERGIES INTERNATIONAL LTD
filed 2013-10-11
CIK 1436549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2013

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

As of October 11, 2013, the registrant has 7,006,417 shares of Common Stock issued and outstanding.

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

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward-looking information include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labor disputes; risks associated in delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and the inability of the Company to control commodity prices; risks associated with the regulatory environment within which the Company operates; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking information are discussed in more detail in Item 1A under “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended November 30, 2012, as may be supplemented or amended from time to time and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this document.

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

We have rights to the trademarks Methes Energies and Design, Methes, The Biodiesel Company and Denami.

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2012 AND AUGUST 31, 2013
(EXPRESSED IN US$)

	November 30,	August 31,
	2012	2013
ASSETS	(Unaudited)	(Unaudited)

Current assets
Cash and cash equivalents	$402,724	$504,771
Accounts receivable, net (notes 10 and 12)	303,418	213,197
Inventories (note 3)	1,196,798	860,353
Prepaid expenses and deposits	100,972	56,118
Deferred financing fees	26,334	46,819

Total current assets	2,030,246	1,681,258

Deposits and employee loans	13,813	31,070
Property, plant and equipment, net (note 4)	8,231,826	8,272,358
Intangible assets, net	413,027	398,066

Total assets	$10,688,912	$10,382,752

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Credit facility (note 7)	$—	$130,342
Accounts payable (note 10)	1,247,459	2,644,841
Customer deposits (note 10)	—	115,341
Accrued liabilities	515,207	219,806
Short-term loans (note 6)	1,509,600	1,917,696
Payable to related parties and others (note 5)	1,617,999	2,201,442

Total liabilities	4,890,265	7,229,468

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding at November 30, 2012 and August 31, 2013, respectively (note 8)	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,553,169 and 7,006,417 shares issued and outstanding at November 30, 2012 and August 31, 2013, respectively (note 8)	6,553	7,006
Additional paid-in capital	16,033,123	17,590,198
Accumulated deficit	(10,241,029)	(14,443,920)

Total stockholders’ equity	5,798,647	3,153,284

Total liabilities and stockholders’ equity	$10,688,912	$10,382,752

Commitments (note 11)

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2012 AND 2013
(EXPRESSED IN US$)

	Three Months Ended August 31, 2012	Three Months Ended August 31, 2013	Nine Months Ended August 31, 2012	Nine Months Ended August 31, 2013

Revenue (note 10)
Biodiesel sales	$852,660	$1,528,152	$5,167,649	$3,738,892
Feedstock sales	70,450	52,104	354,411	137,092
Glycerin sales	127	30,074	49,894	66,515
Government incentives (note 12)	8,257	90,470	252,713	269,474
Equipment sales	(257,842)	3,112	(241,342)	5,769
Royalties	13,743	11,146	58,022	17,921
Others	54,280	32,146	164,728	50,006
	741,675	1,747,204	5,806,075	4,285,669
Cost of goods sold (note 10)	746,305	1,574,344	5,184,357	3,985,057
Gross profit (loss)	(4,630)	172,860	621,718	300,612

Operating expenses

Selling, general and administrative expenses (notes 4 and 9)	1,415,376	1,366,084	3,222,811	4,134,010
Loss before interest and taxes	(1,420,006)	(1,193,224)	(2,601,093)	(3,833,398)

Other (expenses) and income
Interest expense (notes 5, 6 and 7)	(98,387)	(126,832)	(130,480)	(369,801)
Interest income	2,324	308	2,969	308
Loss before income taxes	(1,516,069)	(1,319,748)	(2,728,604)	(4,202,891)

Income taxes	—	—	—	—
Net loss for the period	$(1,516,069)	$(1,319,748)	$(2,728,604)	$(4,202,891)

Net Loss Per Common Share - Basic and Diluted	$(0.25)	$(0.19)	$(0.46)	$(0.61)
Weighted average number of common shares - Basic and Diluted	5,990,563	6,981,854	5,868,094	6,854,869

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
FOR THE NINE MONTHS ENDED AUGUST 31, 2012 AND 2013
(EXPRESSED IN US$)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at November 30, 2011	5,734,447	$5,734	$11,598,421	$(46,056)	$(6,274,264)	$5,283,835
Issuance of common stock for cash	258,722	259	1,984,792	—	—	1,985,051
Stock-based compensation	—	—	193,914	—	—	193,914
Penalty shares	—	—	399,998	—	—	399,998
Stock subscription	—	—	—	46,056	—	46,056
Net loss for the period	—	—	—		(2,728,604)	(2,728,604)
Balance at August 31, 2012	5,993,169	$5,993	$14,177,125	$—	$(9,002,868)	$5,180,250
Issuance of units - IPO	560,000	560	2,799,440	—	—	2,800,000
IPO issuance cost	—	—	(996,477)	—	—	(996,477)
Stock-based compensation	—	—	53,035	—	—	53,035
Net loss for the period	—	—	—	—	(1,238,161)	(1,238,161)
Balance at November 30, 2012	6,553,169	$6,553	$16,033,123	$—	$(10,241,029)	$5,798,647
Issuance of units under private placement	453,248	453	1,749,547	—	—	1,750,000
Issuance cost	—	—	(330,611)	—	—	(330,611)
Stock-based compensation	—	—	138,139	—	—	138,139
Net loss for the period	—	—	—	—	(4,202,891)	(4,202,891)
Balance at August 31, 2013	7,006,417	$7,006	$17,590,198	$—	$(14,443,920)	$3,153,284

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED AUGUST 31, 2012 AND 2013
(EXPRESSED IN US$)

	Nine Months Ended August 31, 2012	Nine Months Ended August 31, 2013
Cash flow from operating activities:
Net loss for the period	$(2,728,604)	$(4,202,891)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation and amortization	168,568	353,488
Non-cash stock-based compensation	193,914	138,139
Penalty share expense	399,998	—
Unrealized foreign exchange gain (loss)	56,850	(104,633)
Accrued interest expense	—	117,506
Deferred financing fees	—	30,590
Bad debts	—	25,970
Changes in operating assets and liabilities:
Accounts receivable	707,599	64,251
Inventories	44,534	336,445
Prepaid expenses and deposits	(13,694)	27,597
Accounts payable and accrued liabilities	42,090	1,101,981
Customer deposits	—	115,341
Net cash used in operating activities	(1,128,745)	(1,996,216)

Cash flow from investing activities:
Additions to property, plant and equipment	(4,496,215)	(378,868)
Additions to intangible assets	—	(191)
Net cash used in investing activities	(4,496,215)	(379,059)

Cash flow from financing activities:
Advances from related parties and others	1,066,118	519,258
Repayments to related parties and others		(33,835)
Credit facility	—	129,895
Short-term loans received	1,464,900	1,938,040
Repayment of short-term loans	—	(1,444,350)
Deferred financing fees	(430,296)	(51,075)
Issuance of common stock/units, net of issuance costs	2,031,107	1,419,389
Net cash provided by financing activities	4,131,829	2,477,322

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,493,131)	102,047
Cash and cash equivalents, beginning of period	1,693,301	402,724

CASH AND CASH EQUIVALENTS, END OF PERIOD	$200,170	$504,771

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$64,388	$238,206

See accompanying notes to unaudited condensed consolidated financial statements.

METHES ENERGIES INTERNATIONAL LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
As of August 31, 2013
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

The Units were listed on the NASDAQ Capital Market under the symbol “MEILU”. Until November 26, 2012, only the Units were traded. On November 26, 2012, the Units ceased trading and were subsequently delisted and the Common Stock, Class A Warrants and Class B Warrants began trading separately under the symbols MEIL, MEILW and MEILZ, respectively.

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

In August 2013, the Company raised gross proceeds of $50,000 in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), in accordance with Regulation S of the Act (the “Regulation S Private Placement”), and issued 28,248 shares of Common Stock and 28,248 five-year Common Stock purchase warrants with an exercise price of $4.00 per share (“Reg S Warrant”).  Under the Regulation S Private Placement, the Company is authorized to sell, issue and deliver up to 1,000,000 units at a price per unit equal to the closing price per share of Common Stock on the trading day immediately preceding each closing plus $0.125.  Each unit consists of one share of Common Stock and one Reg S Warrant.

As at August 31, 2013, due in large part to the funds spent to develop, build and commission the Sombra facility as well as limited sales of biodiesel, the Company had a working capital deficiency of $5,548,210. During the nine months ended August 31, 2013, the Company incurred a loss of $4,202,891and had negative cash flow from operations of $1,996,216 . The Company anticipates that its Sombra facility will generate positive cash flow from operations and will operate profitably once sufficient level of commercial operation is achieved in the first quarter of the next fiscal year. However, in order to meet its development goals and ongoing operational requirements, the Company will require additional financing in the foreseeable future. It is management’s opinion that its cash and cash equivalents, the anticipated positive cash flow from operations, cash from the Working Capital Facility disclosed in Note 7 and the Series A-1 Private Placement disclosed in Note 14, as well as private financing which is currently under negotiations, will be sufficient to meet the Company’s cash requirements for at least the next 12 months.

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

Deferred Financing Fees

Costs directly incurred in connection with the IPO were recorded as deferred financing fees until the completion of the IPO. These deferred financing fees were charged against additional paid-in capital upon completion of the IPO. Financing fees relating to other financing arrangements are deferred and amortized over the terms of the related financings.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with FASB ASC 705 "Cost of Sales and Services". Shipping and handling costs for the three and nine months ended August 31, 2013 were $23,869 and $199,125, respectively (three and nine months ended August 31, 2012 - $61,536 and $290,084, respectively). Costs related to raw materials purchased, are included in inventory or cost of goods sold, as appropriate. While amounts charged to customers for shipping product are included in revenues, the related outbound freight costs are included in expenses as incurred.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Potential tax benefits from net operating losses and foreign tax credit carry forwards are not recognized by the Company until their realization is more likely than not. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position's sustainability under audit. The Company has determined that there were no tax exposures as at November 30, 2012 and August 31, 2013.

Per Share Data

Basic earnings per share ("EPS") is determined by dividing net earnings available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. In computing diluted EPS, the average number of shares of Common Stock outstanding is increased by Common Stock options and warrants outstanding with exercise prices lower than the average market price of Common Stock using the treasury stock method. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. Potentially dilutive shares include 91,264 warrants and 383,310 Common Stock options issued and outstanding as at August 31, 2012 and 2,192,012 warrants and 365,057 Common Stock options issued and outstanding as at August 31, 2013. All outstanding warrants and options have an anti-dilutive effect on the loss per share and are therefore excluded from the determination of the diluted loss per share calculation for the three and nine months ended August 31, 2012 and 2013.

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

 NOTE 3 - INVENTORIES

Inventories consisted of the following:

	As at November 30, 2012	As at August 31, 2013

Raw materials	$330,627	$323,798
Finished goods	739,205	409,589
Equipment (i)	126,966	126,966

	$1,196,798	$860,353

(i)	During fiscal 2012, certain oil processing research and development related equipment previously sold in fiscal 2011 was returned.

 NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	As at August 31, 2013
	Cost	Accumulated Depreciation	Net Book Value	As at November 30, 2012 Net Book Value
Sombra site:
Land	$409,134	$—	$409,134	$409,134
Building	2,944,356	223,507	2,720,849	2,651,631
Equipment	775,865	358,585	417,280	469,545
Equipment - Denami 3000	4,164,968	147,878	4,017,090	3,939,234
Computer equipment	11,835	4,669	7,166	—
Mississauga site:
Computer equipment	23,464	21,729	1,735	9,425
Leasehold improvements	102,201	53,011	49,190	56,984
Equipment and fixtures	255,462	171,139	84,323	108,681
Equipment - Denami 600	720,042	154,451	565,591	587,192

	$9,407,327	$1,134,969	$8,272,358	$8,231,826

Total depreciation expense included in selling, general and administrative expenses in the condensed consolidated statements of operations related to property, plant and equipment for the three and nine months ended August 31, 2013 was $104,743 and $338,335, respectively (three and nine months ended August 31, 2012 - $56,310 and $155,785, respectively).

  NOTE 5 - PAYABLE TO RELATED PARTIES AND OTHERS

Payable to related parties and others is comprised of the following:
	As at November 30, 2012	As at August 31, 2013

Softdiffusion SA (stockholder)	$49,333	$51,733
Michel G. Laporte (stockholder and Director)	172,389	643,520
World Asset Management Inc. (stockholder)	1,396,277	1,469,877
Short term note payable (non-related party)	—	36,312

	$1,617,999	$2,201,442

The related party payables and others bear interest at a rate of 8% per annum, are unsecured and repayable on demand. Interest expense incurred during the three and nine months ended August 31, 2013 was $37,989 and $98,614, respectively (three and nine months ended August 31, 2012 - $21,000 and $52,040, respectively). Accrued interest of $147,999 and $246,613 was included in the above balances as at November 30, 2012 and August 31, 2013, respectively.

NOTE 6 - SHORT-TERM LOANS

On June 20, 2012, Methes Canada entered into a term loan facility agreement with a lender that allowed Methes Canada to borrow up to $1,444,350 (historical amount of $1,464,900 or CDN$1,500,000). The term loan, which was drawn down in late June 2012, was repayable in 12 months and bore interest at 23% per annum. The facility was guaranteed by the Company and collateralized by a general security agreement from Methes Canada and a first collateral mortgage on certain assets located at Sombra. The facility was repaid during the quarter ended August 31, 2013 with funds from the July 2013 Facility (described below). Interest expense incurred during the three and nine months ended August 31, 2013 was $41,482 and $212,635, respectively (three and nine months ended August 31, 2012 - $62,597 and $62,597, respectively).  The outstanding loan balance as at November 30, 2012 and August 31, 2013 was $1,509,600 and $nil, respectively.

On January 26, 2013, the Company borrowed $379,880 (historical amount of $397,400 or CDN $400,000) from a lender and issued to the lender a demand promissory note in the principal amount of CDN $400,000 bearing interest of 8% per annum. Repayment of the loan and payment of the accrued interest will be due upon demand. Interest expense incurred during the three and nine months ended August 31, 2013 was $7,720 and $18,296, respectively (three and nine months ended August 31, 2012 - $nil for both periods).  The outstanding loan balance as at November 30, 2012 and August 31, 2013 was $nil and $398,176, respectively.

On July 12, 2013, Methes Canada entered into a term loan facility agreement with a lender (the “Agreement”) pursuant to which Methes Canada is able to borrow up to $1,519,520 (CDN$1,600,000) for a term of 12 months at an interest rate of 12% per annum (the “July 2013 Facility”). Under the terms of the Agreement, interest is payable monthly and outstanding principal is due at maturity. Outstanding principal would be prepayable after six months upon 30 days’ notice and payment of a penalty equal to one-month's interest. The July 2013 Facility is collateralized by a security agreement from Methes Canada on certain of its assets except for accounts receivable and inventory and a first collateral mortgage on its real property located at Sombra, Ontario.  The July 2013 Facility prohibits payment of debt owed by the Company to certain of its stockholders and a director during the life of the facility and contains other customary debt covenants. Interest expense incurred during the three and nine months ended August 31, 2013 was $25,001 and $25,001, respectively (three and nine months ended August 31, 2012 - $nil for both periods).  The outstanding loan balance as at November 30, 2012 and August 31, 2013 was $nil and $1,519,520, respectively.

The proceeds from the July 2013 Facility  were used to repay the short-term loan of $1,444,350 (historical amount of $1,464,900 or CDN$1,500,000).

NOTE 7 - CREDIT FACILITY

On August 16, 2013, Methes Canada entered into and closed on a working capital loan facility from a Toronto, Ontario lending firm (the “Working Capital Facility”). Under the Working Capital Facility, Methes Canada may borrow up to $1,500,000 for its Sombra, Ontario biodiesel manufacturing plant, of which up to $750,000 may be from cash advances against Methes Canada’s accounts receivables and up to an additional $750,000 in cash advances for use exclusively to purchase feedstock for the production of biodiesel. The Working Capital Facility is secured by a pledge of the accounts receivable and inventory of the Company and Methes USA.
 In connection with all borrowings to purchase feedstock, Methes Canada issued a promissory note to the lender bearing a per annum interest rate equal to the Bank of Montreal Prime Rate plus sixteen percent (16%) and is due and payable upon the earlier of demand or August 13, 2014. Under the terms of the promissory note, interest only is payable monthly on the last business day of each calendar month. Cash advances against accounts receivables will be based on the amount of the receivables net of a purchase discount as agreed with the lender. The amounts outstanding under this promissory note must be recorded on the grid schedule provided by the lender. As of August 31, 2013 there is a balance of $130,342 payable to the lender under the Working Capital Facility (November 30, 2012 -$nil).

Interest expense incurred during the three and nine months ended August 31, 2013 was $447 and $447, respectively (three and nine months ended August 31, 2012 - $nil for both periods).

NOTE 8 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 75,000,000 shares of Common Stock and had 6,553,169 and 7,006,417 shares of Common Stock issued and outstanding as of November 30, 2012 and August 31, 2013, respectively.

 The Company is also authorized to issue 10,000,000 shares of Preferred Stock with a par value of $0.001 and had no shares of Preferred Stock issued or outstanding as of November 30, 2012 and August 31, 2013.

  In the February 2013 Private Placement, the Company issued 425,000 Units to accredited investors at a price of $4.00 per unit and raised net proceeds of approximately $1,400,000, after deducting the sales commission and fees. Each Unit consists of one share of Common Stock, one Class A Warrant and one Class B Warrant, identical to the securities issued under the IPO. Each Class A and Class B warrant is exercisable to purchase one share of Common Stock at $7.50 and $10.00, respectively, and expires on October 12, 2017.

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

In August 2013, the Company raised gross proceeds of $50,000 in the Regulation S Private Placement, pursuant to which it issued 28,248 shares of Common Stock and 28,248 Reg S Warrants.  Under the Regulation S Private Placement, the Company is authorized to sell, issue and deliver up to 1,000,000 units at a price per unit equal to the closing price per share of Common Stock on the trading day immediately preceding each closing plus $0.125.  Each unit consists of one share of Common Stock and one Reg S Warrant.

On November 23, 2011, the Company issued 130,378 shares of Common Stock and  65,189 Common Stock warrants at an exercise price of $7.67. These warrants are exercisable for a period of one year commencing from October 25, 2012, the date the Company started trading publicly on the NASDAQ. The warrant holders are generally protected from anti-dilution by adjustments for any stock dividends, stock splits, combinations or other recapitalizations. In addition, the Company was required to issue or cause to be transferred 52,151 shares of additional Common Stock as penalty shares should the Company not be listed on the NASDAQ or the NYSE MKT, and did not meet certain operating requirements, on or before July 1, 2012. Since the Company did not satisfy these requirements, an unaffiliated shareholder of the Company transferred 52,151 shares of Common Stock with an estimated fair value of $7.67 per share to a new shareholder as settlement for this penalty share obligation. As a result, the estimated fair value of $399,998 for these shares was recorded by the Company and is included in additional paid-in capital for the fiscal year ended November 30, 2012.

NOTE 9 - STOCK-BASED COMPENSATION

2008 Option Plan:

The Company's Amended and Restated 2008 Directors, Officers and Employees Stock Option Plan, which was originally approved by stockholders at the annual general meeting of the Company held on December 5, 2007, and subsequently amended by the stockholders on July 23, 2008. This plan was established to enable the Company to attract and retain the services of highly qualified and experienced directors, officers, employees and consultants and to give such persons an interest in the success of the Company and its subsidiaries. The total number of shares currently authorized under the plan is 391,134. The options and awards will be granted at the direction of the Board of Directors. Options issued under the plan that are deemed to be incentive stock options will be priced at not less than 100 percent of the fair market value of the shares of Common Stock underlying the options at the date of the grant, subject to certain limitations for 10 percent stockholders. The fair value of each option granted was estimated at the time of grant using the Black-Scholes option pricing model. No options were granted during the nine months ended August 31, 2013.

All the grants vest quarterly over a two year period and expire on the tenth anniversary of the grant date. The following table summarizes the stock option activities of the Company.

Number of options
Outstanding as of November 30, 2012	383,310
Granted	—
Exercised	—
Cancelled/forfeited	(18,253)
Outstanding as of August 31, 2013	365,057

The share-based compensation for the three and nine months ended August 31, 2013 was $9,870 and $76,502, respectively (three and nine months ended August 31, 2012 - $71,348 and $193,914, respectively). The Company recorded this in general and administrative expenses with a corresponding credit to additional paid-in capital.

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

As of August 31, 2013 the Company has granted a total of 365,057 options to purchase Common Stock to employees, directors and advisory board members, all of which are currently outstanding and of which 357,887 are vested and exercisable. All of these outstanding stock options have an exercise price above the fair market price on the grant dates. As of August 31, 2013, the total fair value of the options granted to employees at the respective grant dates was $1,458,698, of which the unrecognized portion of $6,218 related to the unvested shares associated with these stock option grants will be recognized over a period of two years from the respective grant dates.

2012 Option Plan:

Under the Company’s 2012 Directors, Officers and Employees Stock Option Plan the Company granted a total of 100,000 options to purchase Common Stock to its four directors and chief financial officer on April 2, 2013.  The total number of shares currently authorized under the plan is 400,000.  The options and awards will be granted at the direction of the Board of Directors. Options issued under the plan that are deemed to be incentive stock options will be priced at not less than 100 percent of the fair market value of the shares of Common Stock underlying the options at the date of the grant, subject to certain limitations for 10 percent stockholders. The fair value of each option granted was estimated at the time of grant using the Black-Scholes option pricing model. During the three and nine months ended August 31, 2013 the Company issued none and 100,000 stock options, respectively.

All the grants vest yearly at the rate of 1/3 starting on the first year anniversary of the grant date and expire on the fifth anniversary of the grant date. The following table summarizes the stock option activities of the Company.

Number of options
Outstanding as of November 30, 2012	—
Granted	100,000
Exercised	—
Cancelled/forfeited	—
Outstanding as of August 31, 2013	100,000

The share-based compensation for the three and nine months ended August 31, 2013 was $61,637 in each period (three and nine months ended August 31, 2012 - $nil in each period).

As of August 31, 2013 the Company has granted options to purchase a total of 100,000 shares of Common Stock at an exercise price of $3.94 per share, to its four independent directors and chief financial officer, all of which are currently outstanding and of which none are vested and exercisable. All of these outstanding stock options have an exercise price equal to the fair market price on the date of grant. As of August 31, 2013, the total fair value of the options granted to the independent directors and chief financial officer at the respective grant dates was $292,174, of which the unrecognized portion of $230,537 related to the unvested shares associated with these stock option grants will be recognized over a period of three years.

NOTE 10 - FAIR VALUE MEASUREMENTS, CONCENTRATIONS AND RISK

a) The Company's cash and cash equivalents, which are carried at fair values, are classified as a level 1 financial instrument at November 30, 2012 and August 31, 2013.

b) The Company is exposed to the following concentrations of risk:

Major Customers

Two major customers comprised 21% and 64% of total revenue for the three months ended August 31, 2013 (three months ended August 31, 2012 - two major customers accounted for 53% and 38% of total revenue). Two major customers comprised 23% and 62% of total revenue for the nine months ended August 31, 2013 (nine months ended August 31, 2012 - two major customer comprised 44% and 23% of total revenue).

As at August 31, 2013, accounts receivable balances of the two major customers were $nil and $26,083, respectively (as at August 31, 2012 - $nil and $55,601, respectively). As at August 31, 2013, customer deposit by the two major customers were $115,341 and $nil, respectively (as at August 31, 2012 - $nil for both customers). As at November 30, 2012, accounts receivable balances of the two major customers were $nil and $26,083, respectively.

Major Vendor

The Company has an exclusive agreement to manufacture biodiesel processor equipment with a third party equipment manufacturer. During the three and nine months ended August 31, 2013, the Company made purchases of $nil and $45,853 (three and nine months ended August 31, 2012 - $nil and $2,581,266) from this equipment manufacturer, respectively. As of November 30, 2012 and August 31, 2013, the Company had accounts payable of $51,414 and $26,874 owing to this equipment manufacturer, respectively.

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and marketing in Canada. Changing political climates in Canada could have a significant effect on the Company's business.

c) The Company's financial instruments are exposed to certain financial risks, including credit risk, currency risk and liquidity risk as follows:

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

The Company minimizes credit risk by routinely reviewing the credit risk of the counterparty to the arrangement and has maintained an allowance for doubtful accounts of $30,000 related to credit risk as at August 31, 2013 and November 30, 2012, which is considered adequate. A balance of $26,128 and $26,083 was due from a major customer as at November 30, 2012 and August 31, 2013, respectively.

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

Included in selling general and administrative expenses are foreign currency gains during the three and nine months ended August 31, 2013 of $30,120 and $106,079, respectively (three and nine months ended August 31, 2012 of $66,408 losses and $47,513 gain, respectively).

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

As at August 31, 2013, due in large part to the funds spent to develop, build and commission the Sombra facility as well as limited sales of biodiesel, the Company had a working capital deficiency of $5,548,210.

As described in Note 1, the Company anticipates that its Sombra facility will generate positive cash flow from operations and will operate profitably once sufficient level of commercial operation is achieved in the first quarter of the next fiscal year. It is management’s opinion that its cash and cash equivalents, the anticipated positive cash flow from operations and cash from additional loans, including the Working Capital Facility disclosed in Note 7 and the Series A-1 Private Placement disclosed in Note 14, as well as private financing which is currently under negotiations, will be sufficient to meet the Company’s cash requirements for at least the next 12 months.

NOTE 11 - COMMITMENTS

The Company is a party to a lease agreement for the Mississauga facility for a five year lease term starting from January 1, 2013 to December 31, 2017. The renewed lease term provides for a two month’s rent free period in 2013.

As at August 31, 2013, the Company must pay, in addition to other amounts such as the Company's pro rata share of taxes, the following amounts over the term of the lease:

Annual Minimum Rent

2013 (remainder)	$34,417
2014	$137,666
2015	$137,666
2016	$137,666
2017	$137,666
2018	$11,472

As at August 31, 2013, the Company is also a party to the following lease agreements for railcars at its Sombra facility:

	Start Date	End Date	Term
Four railcars at $3,100 per month	August 1, 2013	July 31, 2018	60 months
Four railcars at $3,100 per month	April 1, 2013	March 31, 2018	60 months
Four railcars at $ 3,600 per month	July 1, 2013	June 30, 2018	60 months
Four railcars at $3,140 per month	December 1, 2011	November 30, 2016	60 months
One railcar at $575 per month	January 1, 2012	December 31, 2016	60 months
One railcar at $575 per month	May 1, 2012	June 30, 2015	36 months
Ten railcars at $8,460 per month	May 1, 2013	Apr 30, 2018	60 months
Ten railcars at $8,510 per month	May 1, 2013	April 30, 2018	60 months

Annual Minimum Rent

2013 (remainder)	$93,180
2014	$372,720
2015	$369,845
2016	$365,820
2017	$321,815
2018	$147,250

NOTE 12 - CONTRIBUTION AGREEMENTS WITH MINISTER OF NATURAL RESOURCES OF CANADA

Mississauga Facility:

In 2009, the Company entered into a Non-Refundable Contribution Agreement with the Minister of Natural Resources of Canada for the Mississauga facility under the ecoENERGY for Biofuels program. Under the agreement, as amended as at May 13, 2013, the Company may receive up to $5,137,877 (CDN$5,410,000) in the years from 2009 to 2016 from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company.

For the three and nine months ended August 31, 2013, the Company claimed incentives of $nil and $10,171, respectively (three and nine months ended August 31, 2012 - $8,257 and $252,713, respectively) for the biodiesel produced from its Mississauga facility. Since entering into the program to August 31, 2013, the Company has claimed total incentives of $1,458,286 of which it has received a total of $1,458,286.

Included in accounts receivable as at November 30, 2012 and August 31, 2013, is an amount receivable of $46,816 and $nil, respectively, due from the Minister of Natural Resources of Canada.

Sombra Facility:

In 2010, the Company applied for an incentive under the ecoENERGY for Biofuels program for its Sombra facility and was approved by the Canadian government. The final Contribution Agreement with the Minister of Natural Resources of Canada for the Sombra facility under the ecoENERGY for Biofuels program was signed by the Company and the Canadian Government on December 6, 2011. Under the agreement, as amended as at April 16, 2013, the Company may receive up to $14,041,504 (CDN$14,785,200) from the years 2012 to 2017 from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company.

For the three and nine months ended August 31, 2013, the Company claimed incentives of $90,470 and $259,303, respectively, (three and nine months ended August 31, 2012 - $nil in each period) for the biodiesel produced from its Sombra facility. Since entering into the program in 2010 to August 31, 2013, the Company has claimed total incentives of $259,303 of which it has received a total of $201,711.

Included in accounts receivable as at November 30, 2012 and August 31, 2013, is an amount receivable of $nil and $57,592, respectively, due from the Minister of Natural Resources of Canada.

NOTE 13 - SEGMENT INFORMATION

The Company reports a single operating segment, being a producer and seller of biodiesel fuel and biodiesel processing equipment.

Geographic segments:

The Company's assets and operating facilities, other than cash balances of $336,065 at November 30, 2012 and $10,551 at August 31, 2013, are all located in Canada. The Company services the majority of its customers in the United States. The Company derives its revenue geographically as follows:

	Three Months Ended August 31, 2012	Three Months Ended August 31, 2013	Nine Months Ended August 31, 2012	Nine Months Ended August 31, 2013
Revenue
United States	$673,542	$1,510,501	$5,107,647	$3,681,634
Canada	68,133	236,703	698,428	604,035

	$741,675	$1,747,204	$5,806,075	$4,285,669

NOTE 14 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the date in which these condensed consolidated financial statements were approved for release and has determined that there are no material subsequent events requiring disclosure except as follows:

In September 2013, the Company issued 138,654 units to accredited investors at a price of $2.38 per unit (the “Series A-1 Units”) under its Series A-1 Preferred Stock private placement and raised net proceeds of approximately $280,000, after deducting the sales commission and fees (the “Series A-1 Private Placement”). Each unit consists of one share of Series A-1 10% Cumulative Convertible Preferred Stock, par value $0.001 per share of the Company (“Series A-1 Preferred Stock”) and one five year Common Stock purchase warrant to purchase one share of Common Stock at an exercise price of $4.00 per share, which are exercisable beginning six months after the issuance date (the “Series A-1 Warrant”).  The Series A-1 Preferred Stock entitles its holders when, as and if declared by the Board to receive a 10% annual dividend payable in arrears in shares of Common Stock or in cash at the Company’s option. The Series A-1 Units were being offered at a price per unit equal to the closing price per share of Common Stock on the trading day immediately preceding each closing plus $0.125.  The Series A-1 Private Placement was exempt from registration under the Act pursuant to Sections 4(a)(2) and 4(a)(5) of  the Act.

In September 2013, in connection with the Series A-1 Private Placement, the Company filed an amendment to its charter designating 138,654 shares of Preferred Stock as Series A-1 Preferred Stock and to fix its relative rights, preferences, privileges, powers and restrictions.

x

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

Overview

We are a renewable energy company that offers an array of products and services to a network of biodiesel fuel producers. We also market and sell in the U.S. and Canada biodiesel fuel produced at our small-scale production and demonstration facility in Mississauga, Ontario, Canada, and have commissioned and are scaling-up biodiesel production at our new facility in Sombra, Ontario, Canada.

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

As at August 31, 2013, due in large part to the funds spent to develop, build and commission our Sombra facility as well as reduced sales of biodiesel which we believed were primarily due to invalid RINs (defined below) generated and sold by some U.S. producers in late 2011 and early 2012 and some minor scale-up production challenges, we had a working capital deficiency of $5,548,210. During the nine months ended August 31, 2013, we incurred a loss of $4,202,891 and had negative cash flow from operations of $1,996,216.

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

On October 12, 2012, our registration statement on Form S-1 (File No. 333-182302) for our initial public offering (“IPO”) was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On October 30, 2012, we consummated our IPO pursuant to which we sold 560,000 units (each a “Unit”) at a price $5.00 per Unit and raised net proceeds of approximately $1.8 million, after deducting the underwriting fees and offering expenses. Each Unit consists of (i) one share of Common Stock, $0.001 par value, (ii) one Class A warrant, to purchase one share of Common Stock at an exercise price of $7.50, and (iii) one Class B warrant, to purchase one share of Common Stock at an exercise price of $10.00.

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

In August 2013, we raised gross proceeds of $50,000 in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), in accordance with Regulation S of the Act (the “Regulation S Private Placement”), and issued 28,248 shares of Common Stock and 28,248 five-year Common Stock purchase warrants with an exercise price of $4.00 per share (“Reg S Warrant”).  Under the Regulation S Private Placement, we are authorized to sell, issue and deliver up to 1,000,000 units at a price per unit equal to the closing price per share of Common Stock on the trading day immediately preceding each closing plus $0.125.  Each unit consists of one share of Common Stock and one Reg S Warrant.

 The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries Methes Energies Canada Inc. (“Methes Canada”) and Methes Energies USA Ltd. (“Methes USA”). All significant inter-company transactions and balances have been eliminated.

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

On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass-based diesel that must be utilized in the United States each year. Under RFS2, obligated parties, including petroleum refiners and fuel importers, must show compliance with these standards. The RFS2 program required the domestic use of 800 million gallons of biodiesel in 2011 and one billion gallons in 2012. The EPA mandated a requirement for domestic use of biodiesel by obligated parties of 1.28 billion gallons in 2013. We believe that the EPA will either increase or maintain the mandated requirement of 1.28 billion gallons for 2014.

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

Dependence on significant customers

A large part of our revenue is generated from a few large customers. The sales to these customers are made at spot market prices, and we have no binding purchase agreements for our biodiesel, which could affect the consistency of our revenues. Potential customers for biodiesel regularly bid for biodiesel in the spot market at prices that are quoted on a daily basis. As a matter of convenience, we prefer to deal with customers with whom we have had a past relationship, although the specific customers to whom we sell have varied over time. The loss of one or more customers who have been among our largest customers historically would not have a material adverse effect on our business because we believe that a customer or customers could be replaced by one or more new customers regularly bidding for biodiesel, and we believe this will continue to be the case. For example, in the nine months ended August 31, 2013, one new major customer accounted for 23% of our total revenue and our largest customer improved to 62% of total revenue in the nine-month period ended August 31, 2013 from 44% of total revenue in same period in fiscal 2012.

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

Results of Operations

Three and nine months ended August 31, 2012 and 2013

Set forth below is a summary of certain financial information for the periods indicated:

	Three Months Ended August 31, 2012	Three Months Ended August 31, 2013	Nine Months Ended August 31, 2012	Nine Months Ended August 31, 2013

Revenue
Biodiesel sales
Resales	$449,379	$431,120	$2,978,177	$894,616
Internal production	403,281	1,097,032	2,189,472	2,844,276
Feedstock sales	70,450	52,104	354,411	137,092
Glycerin sales	127	30,074	49,894	66,515
Government incentives	8,257	90,470	252,713	269,474
Equipment sales	(257,842)	3,112	(241,342)	5,769
Royalties	13,743	11,146	58,022	17,921
Others	54,280	32,146	164,728	50,006
	741,675	1,747,204	5,806,075	4,285,669
Cost of goods sold	746,305	1,574,344	5,184,357	3,985,057
Gross profit (loss)	(4,630)	172,860	621,718	300,612

Operating expenses

Selling, general and administrative expenses	1,415,376	1,366,084	3,222,811	4,134,010
Loss before interest and taxes	(1,420,006)	(1,193,224)	(2,601,093)	(3,833,398)

Other expenses
Interest expense	(98,387)	(126,832)	(130,480)	(369,801)
Interest income	2,324	308	2,969	308
Loss before income taxes	(1,516,069)	(1,319,748)	(2,728,604)	(4,202,891)

Income taxes	—	—	—	—

Net loss for the period	$(1,516,069)	$(1,319,748)	$(2,728,604)	$(4,202,891)

Three and nine months ended August 31, 2012 compared to three and nine months ended August 31, 2013

Revenue. Our total revenues for the three months ended August 31, 2012 and 2013 were $741,675 and $1.75 million, respectively, representing an increase of $1 million, or 135%. Our total revenues for the nine months ended August 31, 2012 and 2013 were $5.81 million and $4.29 million, respectively, representing a decrease of $1.52 million, or 26%. The reasons for these changes are outlined below.

Biodiesel. Biodiesel sales for the three months ended August 31, 2012, excluding government incentives, were $852,660 and increased by $675,500, or 79%, to $1.53 million in the three months ended August 31, 2013. For the three months ended August 31, 2012 and 2013, our resales of biodiesel purchased from third party producers were $449,400 and $431,000, respectively, a decrease of approximately $18,400, or 4%. Revenue from our internal production, excluding government incentives, for the three months ended August 31, 2012 and 2013 was $403,300 and $1.09 million, respectively, an increase of $693,700, or 172%. For the three months ended August 31, 2012 and 2013, our average sales price per gallon for 100 percent biodiesel (“B100”) was $5.05 and $4.56, respectively, a decrease of $0.49 per gallon, or 10%. The decrease in our average sales price per gallon in the three months ended August 31, 2013 was due to some fixed price contracts that we entered into in early 2013. Gallons sold for the three months ended August 31, 2012 and 2013 were 168,800 and 335,000 gallons, respectively, an increase of 166,200 gallons, or 98%.

Biodiesel sales for the nine months ended August 31, 2012, excluding government incentives, were $5.17 million and decreased by $1.43 million, or 28%, to $3.74 million in the nine months ended August 31, 2013. For the nine months ended August 31, 2012 and 2013, our resales of biodiesel purchased from third party producers were $2.98 million and $894,600, respectively, a decrease of approximately $2.08 million, or 70%. Revenue from our internal production, excluding government incentives, for the nine months ended August 31, 2012 and 2013 was $2.19 million and $2.84 million, respectively, an increase of $654,000, or 30%. For the nine months ended August 31, 2012 and 2013, our average sales price per gallon for 100 percent biodiesel (“B100”) was $4.57 and $4.30, respectively, a decrease of $0.28 per gallon, or 6%. The decrease in our average sales price per gallon in the nine months ended August 31, 2013 was due to some fixed price contracts that we entered into in early 2013. Gallons sold for the nine months ended August 31, 2012 and 2013 were 1.13 million and 870,000 gallons, respectively, a decrease of 260,000 gallons, or 23%.

The decrease in revenue from the sales of our biodiesel and the resales of biodiesel purchased from others was primarily due to a much lower demand for biodiesel which we believe was caused by the remaining uncertainty about the integrity of RINs market in the United States caused by invalid RINs sold by some U.S. producers in late 2011 and early 2012. As a small and medium size producer, we and our existing customers have been directly affected by this situation. Another factor contributing to the lower sales of our biodiesel during the nine months ended August 31, 2013 was the production and start-up issues that we faced at our Sombra facility which resulted in delays in shipments to customers and lower production. These issues have now been resolved. Most of those sales were picked up in the third quarter of 2013 which resulted in higher revenue in that quarter.

In early February 2013, the EPA introduced QAPs that would allow buyers of RINs to verify their validity. The QAPs provide a clear path and system for independent third parties, approved by the EPA, to audit and monitor, on an ongoing basis, the production of biodiesel and verify that RINs have been correctly generated. We believe that the QAP’s coupled with the EPA’s mandate that 1.28 billion gallons of biodiesel be produced for domestic use in 2013 will greatly reduce the uncertainty about the integrity of RINs and continue to increase the demand for biodiesel from us for the remainder of this year. At this time, we are evaluating two third-party providers of QAPs which have been approved by the EPA and expect to be selecting one during this quarter.

Feedstock. For the three months ended August 31, 2012 and 2013, feedstock sales were $70,450 and $52,100, respectively, a decrease of $18,350, an immaterial amount. For the nine months ended August 31, 2012 and 2013, feedstock sales were $354,400 and $137,100, respectively, a decrease of $217,300, or 61%. Feedstock sales were down due to lower demand for biodiesel that affected other small biodiesel producers and also due to their direct purchase from other suppliers.

Glycerin. For the three months ended August 31, 2012 and 2013, Glycerin sales were $127 and $30,000, respectively, an increase of $30,000. For the nine months ended August 31, 2012 and 2013, Glycerin sales were $49,900 and $66,500, respectively, a increase of $16,600 or 33%. For the three months ended August 31, 2012 and 2013, the increase was mainly the result of the new production of glycerin at our Sombra facility, which is a byproduct of our biodiesel production.

Government incentives. For the three months ended August 31, 2012 and 2013, we received $8,300 and $90,470, respectively, of government incentives, an increase of $82,200 or 996%.  For the nine months ended August 31, 2012 and 2013, we received government incentives of $252,700 and $269,500, respectively, an increase of $16,760, or 6%.  The increases during the three and nine months ended August 31, 2013 was primarily due to the increase in production of biodiesel at our Sombra facility.

Equipment sales. For the three months ended August 31, 2012 and 2013, we incurred a loss of ($257,840) and generated $3,110, respectively, from equipment sales. For the nine months ended August 31, 2012 and 2013, we incurred a loss of ($241,300) and generated $5,770, respectively, from equipment sales. Equipment sales during the three and nine months consisted of small lab and shop supplies.

 Royalties. We received royalties of $13,740 during the three months ended August 31, 2012, from one network member that purchased our Denami 600 processors late in fiscal 2010. Royalties for the three months ended August 31, 2013 were $11,140, a decrease of $2,600. We received royalties of $58,000 during the nine months ended August 31, 2012 from two network members that purchased our Denami 600 processors late in fiscal 2010. Royalties for the nine months ended August 31, 2013 were $17,900, a decrease of $40,000. Our customers own the Denami 600 processors, but license the software and monitoring system from us in exchange for an ongoing royalty payment of $0.11 per gallon of biodiesel produced by their Denami 600 processors. The lower demands for biodiesel during the nine months ended August 31, 2013 lowered the amounts of royalties received.

Others. Other revenue includes revenue from consulting services, storage and rental income. Other revenue for the three months ended August 31, 2012 and 2013, was $54,280 and $32,140, respectively, a decrease of $22,130, or 41%, primarily due to decrease in sales of these services.  For the nine months ended August 31, 2012 and 2013, other revenue was $164,700 and $50,000, respectively, a decrease of $114,700 or 70%, mainly due to a one time revenue item of a fire insurance claim and a onetime large storage container sale that occurred in 2012.

Cost of goods sold. Our cost of goods sold for the three months ended August 31, 2012 and 2013 were $746,300 and $1.57 million, respectively, an increase of $828,000, or 111%. This increase was primarily due to increases in biodiesel sales and freight costs during the three months ended August 31, 2013. Our cost of goods sold for the nine months ended August 31, 2012 and August 31, 2013 were $5.18 million and $3.99 million, respectively, a decrease of $1.2 million, or 23%.  The decrease was mainly due to lower biodiesel sales as a result of lower production at both of our facilities during the nine months ended August 31, 2013.

Biodiesel cost of goods sold increased 75% for the three months ended August 31, 2012 compared to the same period in fiscal 2013, or from $802,000 for the three months ended August 31, 2012 to $1.40 million for the three months ended August 31, 2013. If the average feedstock price and the price paid for biodiesel purchased from other biodiesel producers in Canada remained constant for the three months ended August 31, 2012 and August 31, 2013, the increase in gallons of biodiesel sold would have resulted in a 98%, or $830,000, increase in the related biodiesel cost of goods sold. The decrease in average feedstock prices for the three months ended August 31, 2012 compared the same three month period in 2013 resulted in a decrease in biodiesel cost of goods sold of $207,000 of which $25,000 was attributable to the lower price paid for biodiesel purchased from others.

Biodiesel cost of goods sold decreased 30% for the nine months ended August 31, 2012 compared to the same period in fiscal 2013, or from $4.9 million for the nine months ended August 31, 2012 to $3.4 million for the nine months ended August 31, 2013. If the average feedstock price and the price paid for biodiesel purchased from other biodiesel producers in Canada remained constant for the nine months ended August 31, 2012 and August 31, 2013, the decrease in gallons of biodiesel sold would have resulted in a 23%, or $1.06 million, decrease in the related biodiesel cost of goods sold. The decrease in average feedstock prices for the nine months ended August 31, 2012 compared to the same period in 2013 resulted in a decrease in biodiesel cost of goods sold of $400,000 of which $40,000 was attributable to the lower price paid for biodiesel purchased from others.

All other costs of goods sold, excluding biodiesel cost of goods sold, for the three months ended August 31, 2012 and 2013, were $56,000 and $171,000, respectively. The increase was mainly due to including freight costs in other cost of goods sold. For the nine months ended August 31, 2012 and 2013, all other costs of goods sold, were $253,000 and $556,000, respectively.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended August 31, 2012 and 2013 were $1.42 million and $1.37 million, respectively, a decrease of $49,300, or 3%. The expenses were higher in the prior year period as a result of one-time penalty share expense of $399,998. For the nine months ended August 31, 2012 and 2013, selling, general and administrative expenses were $3.22 million and $4.13 million, respectively, an increase of $911,200, or 28%. The increase in the nine months ended August 31, 2013 was mainly related to an increase in salaries and wages of $623,000, an increase in utilities of $353,000, an increase in professional fees of $263,000 and an increase in depreciation expense of $185,000. The increases in salaries and wages, and utilities were necessary to support the higher level of operations at our Sombra facility.

Other expenses. For the three months ended August 31, 2012 and 2013, we incurred interest expenses of $98,390 and $126,800, respectively. For the nine months ended August 31, 2012 and 2013, we incurred interest expenses of $130,480 and $369,800 respectively. The increase in interest expense in 2013 was primarily due to the interest expense on the term loan facility agreement with a lender that allowed Methes Canada to borrow up to $1,444,750 (historical amount of CDN$1,500,000) which bore interest at 23% per annum (the “June 2012 Term Loan Facility”). The June 2012 Term Loan Facility was guaranteed by us and collateralized by a general security agreement from Methes Canada and a first collateral mortgage on certain assets located at our Sombra facility and was repaid during the three months ended August 31, 2013 and replaced with the July 2013 Term Loan Facility (described below) which bears interest at a rate of 12% per annum.

Income taxes. No income tax expense or benefit was recorded during the three and nine months ended August 31, 2012 and 2013 due to ongoing taxable losses. As of August 31, 2013, we were not subject to any uncertain tax exposures.

 Net loss. Our net loss for the three months ended August 31, 2012 was $1.52 million and decreased by $200,000 to $1.32 million for the three months ended August 31, 2013 due primarily to the $1 million increase in revenue and resultant $177,490 increase in gross profit, and $49,290 decrease in selling, general and administrative expenses.  For the nine months ended August 31, 2012 or net loss was $2.73 million compared to $4.20 million for the nine months ended August 31, 2013.  The increase was due primarily to the reasons described hereinabove.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations has been financed through the sale of our capital stock. At November 30, 2012 and August 31, 2013, we had cash and cash equivalents of $402,724 and $504,771, respectively.

During the nine months ended August 31, 2013, we raised net cash proceeds of approximately $1.45 million from the February 2013 Private Placement and the Regulation S Private Placement. Additionally, on January 26, 2013 we borrowed a total of $397,400 (CDN$400,000) from a third-party, which is unsecured, payable on demand and carries interest at 8% per annum, and closed on the July 2013 Term Loan Facility and the Working Capital Facility, both as described below, pursuant to which we can borrow up to an additional $3 million.

On July 12, 2013, we entered into a term loan facility agreement with a lender (the “July 2013 Term Loan Facility”) pursuant to which we may borrow up to $1,519,520 (CDN$1,600,000) for a term of 12 months at an interest rate of 12% per annum. Under the July 2013 Term Loan Facility, interest is payable monthly and outstanding principal is due at maturity. Outstanding principal would be prepayable beginning in January 2013 upon 30 days’ notice and payment of a penalty equal to one-month's interest. The July 2013 Term Loan Facility is collateralized by a security agreement from Methes Canada on certain of its assets and a first collateral mortgage on the real property located at Sombra, Ontario.  The July 2013 Term Loan Facility prohibits the repayment of debt owed by us to certain of our stockholders and a director during the life of the facility and contains other customary debt covenants.  The proceeds from the July 2013 Term Loan Facility have been used to repay the June 2012 Term Loan Facility.

On August 16, 2013, we entered into and closed on a working capital loan facility from a Toronto, Ontario lending firm (the “Working Capital Facility”). Under the Working Capital Facility, we may borrow up to $1.5 million for our Sombra, Ontario biodiesel manufacturing plant, of which up to $750,000 may be from cash advances against our accounts receivables and up to an additional $750,000 in cash advances for use exclusively to purchase feedstock for the production of biodiesel. The Working Capital Facility is secured by a pledge of our assets and the assets of Methes USA.  In connection with all borrowings to purchase feedstock under the Working Capital Facility, Methes Canada issued a promissory note to the lender bearing a per annum interest rate equal to the Bank of Montreal Prime Rate plus sixteen percent (16%) and is due and payable upon the earlier of demand or August 13, 2014.

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended August 31, 2012 and 2013:
	(Amounts rounded to nearest thousands) Nine Months Ended August 31,
	2012	2013
Net cash flows used in operating activities	$(1,129)	$(1,996)
Net cash flows used in investing activities	(4,496)	(379)
Net cash flows from financing activities	4,132	2,477
Net change in cash and cash equivalents	(1,493)	102
Cash and cash equivalents, end of period	$200	$505

Operating activities. The net cash used in operating activities for the nine months ended August 31, 2012 of $1.13 million reflects $2.73 million in net losses from operations, which includes total non-cash charges for depreciation, amortization, stock compensation expense, penalty share expense and unrealized foreign exchange loss of $819,000. It also included a net working capital increase of $780,000, which included a decrease in accounts receivable of $708,000, a decrease in inventories of $44,000 and an increase in accounts payable and accrued liabilities of $42,000, offset by an increase in prepaid expenses and deposits of $14,000.  This resulted in net cash used in operations of $1.13 million.

Net cash used in operating activities was $2.00 million for the nine months ended August 31, 2013. For the nine months ended August 31, 2013, the net loss was $4.2 million, which includes total non-cash items for depreciation, amortization, unrealized foreign exchange gain, deferred financing fees, accrued interest expense and bad debts of $561,060. The net cash used in operating activities included a net working capital increase of $1.65 million. Working capital increases were a result of an increase in accounts receivable of $64,251, increase in inventories of $336,445, increase in prepaid expenses and deposits of $27,597, increase in accounts payable and accrued liabilities of 1.1 million and an increase in customer deposits of $115,341. The net result was cash used in operations of $2.00 million. Our current operating cash requirement is approximately $335,000 per month. We expect to generate positive cash flow from operations beginning from the first quarter of the next fiscal year as a result of our Sombra facility having commenced production in February 2013.

Days' sales outstanding decreased from 39 days for the three months ended August 31, 2012 to 17 days for the three months ended August 31, 2013 as a result of improvement in timing of payment by our customers. Days' sales outstanding decreased from 36 days for the nine months ended August 31, 2012 to 17 days for the nine months ended August 31, 2013

Inventory turnover was 1 times for the three months ended August 31, 2012 and 2 times for the three months ended August 31, 2013 as a result of increase in biodiesel sales and relative decline in inventory levels during the three months ended August 31, 2013. Inventory turnover remained constant at 4 times for the nine months ended August 31, 2012 and 4 times for the nine months ended August 31, 2013 as a result of decrease in biodiesel sales and a relative decline in inventory levels during the nine months ended August 31, 2013.

Investing activities. Net cash used in investing activities for the nine months ended August 31, 2012 and 2013 was $4.5 million and $379,000, respectively, consisting of payments for additions to property, plant and equipment, mainly representing costs related to our Sombra facility.

Financing activities. Net cash provided from financing activities for the nine months ended August 31, 2012 was $4.13 million, mainly representing financing from private issuances of Common Stock of $2.03 million and financing from related parties of $1.46 million. Net cash provided from financing activities for the nine months ended August 31, 2013 was $2.48 million, which mainly included cash proceeds received from private issuances of Common Stock of $1.4 million, financing from related parties of $485,423 and short-term loan of $623,585.

As of August 31, 2013, due in large part to the funds spent to develop, build and start-up our Sombra facility as well as lower sales of biodiesel from our Mississauga facility, we had a working capital deficiency of $5,548,210.

As described above, on February 19, 2013, we completed the February 2013 Private Placement which raised net proceeds of approximately $1.4 million, after deducting the sales commission and fees. We have used the net proceeds from this private placement for working capital.

We anticipate that our Sombra facility will generate positive cash flow from operations and will operate profitably once sufficient level of commercial operation is achieved in the first quarter of the next fiscal year. It is management’s opinion that our cash and cash equivalents, the anticipated positive cash flow from operations and cash from the aforementioned loan facilities and private placements (see also Note 7 and  Note 14), as well as, a private financing which is currently under negotiations, will be sufficient to meet the our cash requirements for at least the next 12 months.

Capital Expenditures. We have expended $8.38 million to purchase our Sombra facility, retrofit that facility and equip it so it can begin full scale production of biodiesel. These funds were expended as follows: $2.03 million for the original purchase price of the facility; $1.57 million for the costs of retrofitting and $4.78 million for Denami 3000 processors, storage tanks and other production equipment. The funds used to purchase and complete the Sombra facility were provided by the cash proceeds from private sales of Common Stock, monies borrowed from a stockholder and the June 2012 Term Loan Facility.

Future commitments. In the second quarter of 2013, we entered into a lease agreement to lease 10 additional rail cars which are due to be delivered by June 2013. The monthly commitment is for $8,510 or $102,120 annually. We otherwise have no material commitments for future capital expenditures.

Subsequent Event

In September 2013, we issued 138,654 units to accredited investors at a price of $2.38 per unit (the “Series A-1 Units”) under our Series A-1 Preferred Stock private placement and raised net proceeds of approximately $280,000, after deducting the sales commission and fees (the “Series A-1 Private Placement”). Each unit consists of one share of our Series A-1 10% Cumulative Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Preferred Stock”) and one five year Common Stock purchase warrant to purchase one share of Common Stock at an exercise price of $4.00 per share, which are exercisable beginning six months after the issuance date (the “Series A-1 Warrant”).  The Series A-1 Preferred Stock entitles its holders when, as and if declared by the Board to receive a 10% annual dividend payable in arrears in shares of Common Stock or in cash at the Company’s option.  The Series A-1 Units were being offered at a price per unit equal to the closing price per share of Common Stock on the trading day immediately preceding each closing plus $0.125.  The Series A-1 Private Placement was exempt from registration under the Act pursuant to Sections 4(a)(2) and 4(a)(5) of the Act.

In September 2013, in connection with the Series A-1 Private Placement, we filed an amendment to our charter designating 138,654 shares of our authorized shares of Preferred Stock as Series A-1 Preferred Stock and to fix its relative rights, preferences, privileges, powers and restrictions.

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

Unregistered Sales

In August 2013, we raised gross proceeds of $50,000 in the Regulation S Private Placement, pursuant to which we issued 28,248 shares of Common Stock and 28,248 Reg S Warrants.  Under the Regulation S Private Placement, we are authorized to sell, issue and deliver up to 1,000,000 units at a price per unit equal to the closing price per share of Common Stock on the trading day immediately preceding each closing plus $0.125.  Each unit consists of one share of Common Stock and one Reg S Warrant (the “Reg S Units”).

The Regulation S Private Placement was exempt from the registration requirements of the Act pursuant to Regulation S as the Reg S Units were not offered and sold in the United States.

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

We have used approximately $844,000 of the net proceeds received from the IPO for the purchase and construction of production and storage equipment, and retrofitting the building at our Sombra facility, $285,000 for repayment of loans and the balance of approximately $671,000 for working capital. We expect to withdraw funds from working capital over the coming months to pay for production and storage equipment and upgrade of rail tracks at our Sombra facility and to pay for additional marketing and sale expenses as described in our final prospectus dated October 12, 2012.

ITEM 5.	OTHER INFORMATION

On September 17, 2013, in connection with the Series A-1 Private Placement, we filed an amendment to our charter (the “Series A-1 Certificate of Designation”) designating 138,654 shares of our authorized shares of blank check Preferred Stock as Series A-1 Preferred Stock and to fix its relative rights, preferences, privileges, powers and restrictions.  A copy of the Series A-1 Certificate of Designation is filed as Exhibit 3.1 to this report.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Certificate of Designation of Series A-1 10% Cumulative Convertible Preferred Stock filed on September 17, 2013*
4.1	Demand Grid Promissory Note issued to BridgingFactor Inc. dated August 13, 2013 (1)
10.1	Master Factoring Agreement between Methes Energies Canada, Inc. and BridgingFactor Inc. dated August 13, 2013 (1)
10.2	Security Agreement, dated August 13, 2013, between Methes Energies International Ltd. and BridgingFactor Inc. (1)
10.3	Security Agreement, dated August 13, 2013, between Methes Energies USA Ltd. and BridgingFactor Inc. (1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
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
(1) Previously filed on 8/20/2013 with the SEC as an exhibit to the Company’s Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Methes Energies International Ltd.

Dated: October 11, 2013	/s/ Michel G. Laporte
Michel G. Laporte, Chief Executive Officer
(Principal Executive Officer)

Dated: October 11, 2013	/s/ Edward A. Stoltenberg
Edward A. Stoltenberg, Chief Financial Officer
(Principal Financial Officer)