Form 10-K
period 2013-11-30
METHES ENERGIES INTERNATIONAL LTD
filed 2014-02-25
CIK 1436549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2013

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

Large Accelerated Filer   ☐   Accelerated Filer   ☐   Non-accelerated Filer   ☐   Smaller Reporting Company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No ☑

On May 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates was $16,262,447.

As of February 20, 2014, the registrant has 8,372,266 shares of Common Stock issued and outstanding.

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

We have rights to the trademarks Methes Energies and Design, Methes, The Biodiesel Company and Denami.

PART I

ITEM 1.   BUSINESS

Overview

We are a renewable energy company that offers an array of products and services to a network of biodiesel fuel producers. We also market and sell in the U.S. and Canada biodiesel fuel produced at our small-scale production and demonstration facility in Mississauga, Ontario, Canada and at our new intermediate scale biodiesel production facility in Sombra, Ontario, Canada. The first of two Denami 3000 processors, designed to produce up to 6.5 million gallons per year, or mgy, of biodiesel, was placed in substantially full time production in the fourth quarter of fiscal 2013. In October 2013 we shipped more than 18 railcars (over 485,000 gallons) of biodiesel from our Sombra facility which is significantly higher than our previous highest monthly total of 8 railcars in April 2013. In fiscal 2012 and 2013, our largest source of revenue was from the sale of biodiesel fuel.

Among other services, we sell feedstock to our network of biodiesel producers, sell their output in the U.S. and Canada, provide them with proprietary software used to operate and control their processors, remotely monitor the quality and characteristics of their output, upgrade and repair their processors, and advise them on adjusting their processes to use varying feedstock and improve their output. Through the accumulation of production data from our network, we are equipped to provide consulting services to network members and other producers for operating their facilities, maintaining optimum production and solving production problems. In addition, we provide assistance to network members and others in production site selection, site development, installation of equipment and commissioning of processors. For our network services and the license of our operating and communications software, we receive a royalty from some network members based on gallons of biodiesel produced.

Network members currently produce biodiesel through use of Denami 600 processors purchased from us, which have a maximum rated capacity of 1.3 million gallons per year “mgy”, of biodiesel, and starting in fiscal 2014 some new clients may purchase one or more of our new Denami 3000 processors designed to produce up to 6.5 mgy of biodiesel. We market Denami processors designed to meet the needs of 2 to 20 mgy biodiesel producers. We believe that small and medium-scale producers will be the fastest growing segment of the biodiesel market. Our processors are flexible and can use a variety of virgin vegetable oils, used vegetable oil and rendered animal fat feedstock, allowing operators to take advantage of feedstock buying opportunities. Our Denami processors operate automatically in a continuous flow mode and can be rapidly fine-tuned to adjust to feedstock and production variables. In addition to low production and labor costs, our processors minimize electrical use and utilize water only in closed loop components for cooling purposes. The absence of waste water discharge has facilitated obtaining environmental permits for our facilities and those of our customers.

We expect to achieve economies of scale for our network members by bulk purchasing feedstock, methanol, catalyst and other biodiesel related products and negotiating more favorable sales prices through the sale of larger quantities of biodiesel and glycerin for these members. Achieving our growth plan will enable us to spread fixed overhead costs over a larger revenue base.

In May 2012, we completed construction and installation of two of our new intermediate-scale Denami 3000 processors at our Sombra facility.  Currently, only one of our Denami 3000 processors at the Sombra plant has been put into full-scale operations and we expect that the second one will be placed into full-scale operations by the end of March 2014.

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

●
Increase production capacity. We began commercial operation and formal training of our employees at the Sombra, Ontario facility in November 2012. Depending upon the availability of financing, we plan to further increase capacity at our Sombra facility by another 13 mgy by November 2014.

●
Increase marketing and sales of Denami processors. We plan to begin selling our new 6.5 mgy Denami 3000 processors to potential members of our North American network as well as to other purchasers outside the areas served by our network. We also plan to offer our processors in Europe, Asia and South America. We believe there is demand for small and intermediate biodiesel processors in these regions that we have been unable to exploit because of our small size, limited resources and small marketing staff. We did not sell any Denami processors to third parties in fiscal 2013.

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

●
Addition of new products. We plan to offer a new Enterprise Resources Planning (ERP) software to biodiesel producers in North America starting in the first quarter of fiscal 2014. The software was mostly designed by us and is intended to help producers keep track of their compliance requirements under the Renewable Fuel Standard (RSF2) and the various Quality Assurance Plans (QAP’s). The software provides producers the ability to manage their accounting, customer relationships and manufacturing processes.

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

●
Multiple revenue streams. We derive revenue from sale of our biodiesel and biodiesel produced by others, feedstock sales, equipment sales, government incentives, royalties and miscellaneous other revenues. In fiscal 2012 and 2013, respectively, these revenue sources contributed the following percentages of our total revenue: internal biodiesel production 39.2% and 70.6%; biodiesel re-sales 49.3% and 17.2%; feedstock sales 6.0% and 4.0%; equipment sales (3.7%) and 0.10%; government incentives 4.6% and 6.2%; royalties 1.0% and 0.40%; and other 2.8% and 9.4%. These diverse revenues sources and the synergies among the different parts of our business reduce the seasonality of our business and our dependence on any one market.

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

Biodiesel Industry Background

Biodiesel is an engine fuel produced from vegetable oils and animal fats that has favorable environmental and lubrication characteristics when used as a blend with or alternative for petroleum-based diesel fuels. Federal and state environmental requirements and incentives, particularly the Renewable Fuel Standard program and RFS2 there under, have encouraged the production and use of biodiesel in recent years. U.S. biodiesel production in the first 10 months of 2013 was estimated at nearly 1.1 billion gallons. Canadian biodiesel production is still in its infancy with its first federally mandated use of 2% renewable in diesel and home heating oil which began on July 1, 2011.  Only 13 biodiesel production facilities in Canada, mostly small, were operating in 2013 with an estimated production of 54 million gallons per year.

Rudolph Diesel designed the diesel engine in 1894 to run on peanut oil. Until recently, however, vegetable oils (biodiesel) have not been a significant source of energy for the diesel engine. Instead, petroleum-based distillate fuels became the primary energy source for a variety of heating, diesel fuel and electric power generation uses. According to the Energy Information Administration, the United States consumed approximately 57.2 billion gallons of distillate fuel in 2011, an increase of 1.2 billion gallons over 2010. Diesel fuel makes up approximately two-thirds of the distillate fuel use and fuel oil approximately one-third. The major distillate market segments include “on-highway” with 65 percent of the market; “residential” with seven percent; “farm” and “commercial” with five percent; and “railroad,” “industrial” and “off-highway” with approximately four percent each.

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

To assist in ensuring that biodiesel is produced and maintained at the ASTM D6751 industry standard, the National Biodiesel Board created the National Biodiesel Accreditation Commission (the “NBAC”) to certify producers and marketers of biodiesel that successfully meet the accreditation criteria as “Accredited BQ9000 Producers.” Accreditation is awarded following a successful formal review and audit of the capacity and commitment of the applicant to produce or market biodiesel fuel that meets the ASTM D6751 specification for Biodiesel Fuel (B100) Blend Stock for Distillate Fuels. The accreditation process is comprehensive and includes a detailed review of the applicant’s quality system documentation, followed by a formal audit of the applicant’s conformance to its system. The BQ9000 accreditation is voluntary and optional. Our Mississauga and Sombra facilities are not yet BQ-9000 accredited but the process to become accredited was initiated in December 2013.

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

Market Overview

Since biodiesel has been more expensive to produce than petroleum-based diesel fuel over the past few years, the biodiesel industry is dependent on government programs that support a market for biodiesel that might not otherwise exist. Stimulated largely by federal, state and provincial government environmental regulations and incentives, the biodiesel market has grown substantially in recent years. According to the website of the National Biodiesel Board, biodiesel production reached approximately 250 million gallons in 2006 and 1.1 billion gallons in 2012. According to Biodiesel Magazine, there were 195 biodiesel facilities as of October 2013 with the capacity to produce approximately 2.9 billion gallons of biodiesel in the United States.

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

The biodiesel market in Canada is expected to develop in a manner similar to the U.S. market. In order to meet the mandate of 2% biodiesel content in Canada, 158 mgy of biodiesel is required per year. Several provinces also have their own mandates which helps create an increase demand. The province of Ontario is set to introduce a 2% provincial mandate in 2014.

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

Government Incentives

United States

The U.S. federal government and various state governments have created incentive programs to encourage biodiesel production in the United States. The federal incentive programs include direct payments to eligible U.S. producers for increased biodiesel production. State incentive programs include tax exemptions and credits for U.S. producers. We compete with U.S. biodiesel producers that benefit from the programs described below, and as a result they may affect our ability to be competitive in the U.S. biodiesel market.

U.S. Biodiesel Tax Credits. The first biodiesel-specific tax incentives were adopted as part of the American Jobs Creation Act of 2004. Under these incentives, federal income and excise tax credits are available to certain distributors and blenders of biodiesel and agri-biodiesel. The incentives were designed to reduce the price of and increase the demand for biodiesel. The American Taxpayer Relief Act of 2012 retroactively extended certain fuel tax credits that expired on December 31, 2011. The retroactively extended credits were the biodiesel mixture credit, biodiesel credit, alternative fuel credit and alternative fuel mixture credit. Those credits expired on December 31, 2013 and it is unclear if they will be reinstated. However, certain states, such as Illinois, exempt biodiesel from sales or fuel excise taxes.

U.S. Energy Policy Act of 2005: The Energy Policy Act of 2005 established a renewable fuel standard or RFS, for automotive fuels. The RFS was expanded by the Energy Independence and Security Act of 2007. The RFS requires the use of renewable fuels (including ethanol and biodiesel) in transportation fuel. In 2013 the EPA proposed a renewable fuel standard calling for 16.55 billion gallons of renewable fuel, compared to 2011 when fuel suppliers were required to include 13.95 billion gallons of renewable fuel in the national transportation fuel supply; this requirement increases annually to 36 billion gallons in 2022. The expanded RFS also specifically mandated the use of “advanced biofuels”- fuels produced from non-corn feedstocks and with 50% lower lifecycle greenhouse gas emissions than petroleum fuel-starting in 2009.

Of the 36 billion gallons required in 2022, at least 21 billion gallons must be advanced biofuel. There are also specific quotas for cellulosic biofuels and for biomass-based diesel fuel. On May 1, 2007, the EPA issued a final rule on the original RFS program detailing compliance standards for fuel suppliers, as well as a system to trade renewable fuel credits between suppliers. On March 26, 2010, the EPA issued final rules for the expanded RFS2 program, including lifecycle analysis methods necessary to categorize fuels as advanced biofuels, and new rules for credit verification and trading. While this program is not a direct subsidy for the construction of biofuels plants, the guaranteed market created by the renewable fuel standard is expected to stimulate growth of the biofuels industry and to raise prices above where they would have been in the absence of the mandate. As of late 2013, the EPA is now reconsidering some of its initial targets of required renewable fuel quotas for 2014 and beyond. The final ruling by the EPA is expected in the first quarter of calendar 2014.

Under this act, a U.S. domestic producer or an importer of biodiesel produced by a foreign renewable fuel producer approved by the EPA generates 1.5 Renewable Identification Number (“RIN”) units for each gallon of biodiesel produced in or imported into the U.S., which units can be sold on an established market.

Canada

Canadian Federal ecoENERGY for Biofuels Program. The ecoENERGY for Biofuels Program is aimed at helping producers of renewable alternatives to gasoline or diesel by providing financial incentives. Financial incentives are provided for the number of liters produced in Canada and sold anywhere, based on fixed declining incentive rates established by the program and as agreed upon in each contribution agreement. The incentive for biodiesel (converted to U.S. dollars per gallon at the exchange rate in effect on November 30, 2012) was $0.74 per gallon for the April 1, 2010 through March 31, 2011 program year, and will decline in steps to $0.33 per gallon for the 2016-2017 program year, at the end of which the program is scheduled to end.

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

Other Canadian National and Provincial Requirements. Biodiesel demand in Canada is expected to continue to grow in 2014 due to Canada’s renewable fuel policies and provincial mandates. Those policies require a 2% renewable blend into Canadian petroleum-based diesel for an estimated 158 mgy per year. Additionally, several Canadian provinces maintain provincial blend requirements, including a 2% biodiesel blend requirement into diesel fuel in Manitoba, a 4% renewable fuel content in British Columbia and a 2% renewable fuel content requirement in Alberta. Ontario is also set to introduce a 2% biodiesel provincial mandate in 2014. According to the Canadian Renewable Fuels Association, there is 54 mgy of operating production capacity in Canada. Therefore, we expect biodiesel production in Canada to increase significantly to satisfy higher demand levels pursuant to the recently enacted national and provincial blend requirements.

Our Biodiesel Production Process

The production of biodiesel, or methyl esters, is a well-known chemical process that has been used for decades in the soaps and detergents industry. There are three basic chemical routes to produce methyl esters from oils and fats: base-catalyzed trans-esterification of oil with methanol; direct acid catalyzed esterification of oil with methanol; and conversion of the oil to fatty acids, and then to methyl esters with acid catalysis. Each of these trans-esterification processes describe complex organic chemical reactions in which existing esters are transformed into methyl esters through the use of differing catalysts or reactants.  Denami processors use only the base-catalyzed trans-esterification method. This is the most economical process technology, and most methyl esters are produced using it. The base-catalyzed trans-esterification method is a low-temperature (160-180° F) and low-pressure (15 to 30 psi) chemical process that yields high conversion (98 percent) with minimal side reactions when feedstocks low in free fatty acids are used. In our processors, for every 100 pounds of oil feedstock and 10 pounds of methanol in the presence of a base catalyst, we produce 100 pounds of biodiesel and 10 pounds of glycerin. To speed the conversion, we input added methanol which is recovered for reuse. Generally, we use sodium methylate as our base catalyst.

Our Denami processors produce ASTM biodiesel in an automated, remotely controlled, continuous flow process. The Denami 600 processor produces 600 liters per hour, and the Denami 3000 produces 3,000 liters per hour of grade B100 biodiesel fuel, which exceeds current ASTM biodiesel standards. We believe that our Denami 600 was the industry’s first compact, fully automated processor that offers the flexibility of using a wide variety of feedstock options. Although in fiscal 2011 our Mississauga plant used primarily yellow grease (used cooking oil) as its feedstock, it can use such common and widely available feedstocks as soy oil, canola oil, beef tallow or poultry fat. In fiscal 2013, our Sombra plant used a combination of yellow grease, corn oil and soy oil.

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

We originally retained a third party equipment manufacturer to design our biodiesel processor. We purchased all the ownership rights to, and interest in, the intellectual property rights, including the design and specifications, for the Denami 600 biodiesel processor from this equipment manufacturer in March 2009. We developed the Denami 3000 in collaboration with this equipment manufacturer and we now own all intellectual property rights to the   Denami 600   and   Denami 3000   processors. Since September 2007, we have retained this vendor as the exclusive manufacturer of our processors in the United States and Canada. We expect to continue to retain this vendor as the exclusive manufacturer of our processors until the expiration of the current term of our agreement in August 2015. Our decision to work with this vendor was based on quality, experience, industry track record, warranties, equipment capabilities, price and representations made by this vendor.

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

After sale of a Denami processor, the customer is required to enter into a license agreement which grants the customer a non-exclusive, perpetual, royalty-bearing license to use our proprietary monitoring technology. Our licensed software allows the operation and maintenance of the Denami in an unmanned and remotely controlled environment. The license agreement requires the customer to pay us a royalty of up to CDN$0.11 per gallon, in perpetuity, for each gallon of biodiesel produced.

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

Our Facilities

Sombra Facility

Our Sombra facility is setup with two Denami 3000 processors capable of producing 13.2 mgy of biodiesel and 182 tons of glycerin per year. It is located on a 20.6-acre property near the St. Clair River in Sombra, Ontario. It is close to the border with the United States to which some of the biodiesel produced is expected to be shipped. Sombra is an excellent production location due to its proximity to oil refiners and extensive manufacturing infrastructure, including easy access by road, rail and water. We believe that due to its geographical location, the Sombra facility will play a key role in meeting the regional demand for biodiesel in the United States and in North America.

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

Mississauga Facility

We operate a biodiesel production and demonstration facility in Mississauga, Ontario, Canada. The facility utilizes a single Denami 600 processor capable of producing 1.3 mgy of biodiesel. However, since this facility is also used as a demonstration site for the sale of Denami 600 processors, as a test site for various animal and vegetable feedstocks, as well as for research and development, it does not generally operate at full capacity. The facility occupies 6,319 square feet, approximately 40 percent of which is corporate office space and the remaining 60 percent is used for the production of biodiesel. The facility contains six above-ground storage tanks. Five of these tanks have an aggregate capacity of 72,500 gallons of which two tanks are used for feedstocks, two tanks are used for biodiesel and one is used for glycerin. These tanks are located within a spill containment area that has been constructed as a dike-system using concrete block partial walls that are epoxy coated to be impervious to liquids. The last tank is for methanol and has a 11,138 gallon capacity. The methanol tank is separated from the feedstock and product storage within the containment area in a fire rated methanol room. The fire safety room complies with Provincial building and fire codes. We lease the Mississauga facility, but pursuant to the terms of the lease agreement, we own all of the equipment located at, and improvements to, the facility.

The plant is also used to demonstrate our production of biodiesel in an automated and remotely controlled environment and to test the different types of feedstock that could be used by us or our clients to produce biodiesel. A chemist is employed full-time on site to monitor the quality of the biodiesel produced at the Mississauga facility as well as to perform analysis of the raw materials used for the production of biodiesel. The Mississauga facility has been kept idle during 2013 in light of the work being done at our Sombra facility. We expect to restart Mississauga as soon as full capacity is achieved in Sombra.

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

Transportation and Delivery

The Mississauga facility is accessible by road and the Sombra facility accessible by road and rail, and may in the future also be accessible seasonally by barge (the facility is approximately 3,000 feet from the St. Clair River). We intend for the Sombra facility to continue to be supplied by railcar, and have entered into an agreement with CSX Transportation with respect to the connection of our private tracks to CSX’s and CN’s rail lines. We currently have a leased fleet of over 30 rail cars that we use to ship biodiesel and receive oil. At our Mississauga facility, the biodiesel is shipped by truck to Sombra to be transloaded into rail cars.

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

Biodiesel

Sales and marketing of our biodiesel are handled by our in-house sales and marketing team. Our three largest customers accounted for 39%, 26% and 21% of total revenue in 2012 and our largest customer accounted for 67% of total revenue in 2013. The sales to these customers were made at spot market prices, and we have no binding off take agreements covering our production. There are additional potential customers for the biodiesel sold to these three largest customers, including potential customers already in our customer base, and we believe that the loss of one or more of these three customers would not have a material adverse effect on our business. We also sell our biodiesel directly to private fleet users and others who can blend our biodiesel with petroleum based diesel fuels. We expect our current customers or other wholesaler/marketers will sell most of our biodiesel to fuel users and retail locations in the United States and Canada. It is also our intention to approach private fleet users such as trucking companies to maximize market penetration and increase sales.

Our Sombra facility currently sells almost all of its biodiesel into the United States market. Our Mississauga and Sombra facilities are registered with the EPA as Foreign Renewable Fuel Producers under RSF2 which allows for RINs to be generated when our biodiesel is imported into the United States.

Under the Canadian Federal ecoENERGY for Biofuels Program, we received incentives in program years 2012 and 2013 for production at our facilities in the amount of $299,540 and $547,046, respectively. In December 2011, we were approved for incentives under that program for biodiesel produced at our Sombra facility up to its full 13 mgy capacity. The following table outlines the incentive rate per gallon (converted to U.S dollars at the exchange rate in effect on November 30, 2013) for the years 2010 to 2017, when the program is scheduled to end, and the maximum incentive amounts in Canadian dollars that we may receive in the program years 2012-2013 through 2016-2017:

Program Year	2010 / 2011	2011 / 2012	2012 / 2013	2013 / 2014	2014 / 2015	2015 / 2016	2016 / 2017

Incentive Rate Payable	$1.10	$0.88	$0.77	$0.66	$0.55	$0.44	$0.33
Maximum Incentive Payable			$0.74 million	$4.25 million	$4.14 million	$2.94 million	$1.88 million

Biodiesel Processors

Sales and marketing of Denami biodiesel processors are handled by our in-house sales and marketing team consisting of two employees headed by our Vice President of Sales and Marketing. Our sales and marketing team use traditional advertising methods to target potential buyers looking to enter the biodiesel production industry or existing producers seeking to expand their production capacity or upgrade their production equipment. We have from time to time advertised in  Biodiesel Magazine and Ethanol Magazine, which are -online and offline magazines published by BBI International, Inc. The other method used by our sales and marketing team consists of promoting our product at the National Biodiesel Conference & Expo, held once each year in a different location in the United States. Members of our sales and marketing team are paid salaries and also receive commissions based on the sales they generate. Our target market segment is biodiesel production facilities in the 1.3 mgy to 20 mgy range, which is not addressed by the majority of our competitors, who focus on facilities over 20 mgy. This strategy allows our customers to open production facilities in places that would not support production capacities greater than 20 mgy.

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

Employees

We currently have 44 full-time employees of which six are executive officers, nine are other officers, managers or professional employees, 21 are production employees, and eight are office or clerical employees. Of our employees, 31 work at the Sombra facility and 13 at the Mississauga facility. As our production increases at Sombra, we plan to expand to two-shift and three-shift schedules to achieve maximum volume of our operations and then will require approximately five additional full-time employees. None of our employees are unionized. We believe we enjoy good relations with our employees.

Environmental and Other Regulatory Matters; Governmental Approvals

Our biofuel production facilities, like other fuel and chemical production facilities, are subject to environmental regulations. Although our biodiesel production processes generally do not discharge pollutants into the environment, we are subject to environmental regulation in preparation for unanticipated or unexpected releases of contaminants into the environment. Construction and operation of our plants required us to obtain a number of environmental permits from the Ontario Ministry of Environment (the “MOE”) and the Counties of Lambton and St. Clair, including an industrial storm water permit for our Sombra plant. We currently hold all required permits to operate our plants. We have not received any notices of violation of any environmental regulations.

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

There are approximately 12 other biodiesel producers in Canada with a total capacity of approximately 54 mgy. Additional plants are under construction in Canada which are expected to add approximately 75 mgy to capacity. We also compete with a large number of U.S-based biodiesel producers. In the future we will also compete with companies developing and using second-generation biofuels technologies, which may prove less costly to construct and operate and may produce superior biodiesel fuel, including biorefineries that will produce biodiesel from wood fiber. If the input and operational costs for second-generation biofuels technologies are lower or yields are higher, these companies could experience higher margins and it could be more difficult for us to compete with them because our biodiesel may be more expensive to produce.

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

Risks Related to Our Operations and Market

Additional Financing Requirements and Access to Capital.

In order to get us to a point where our cash flow is no longer negative, we will have to obtain bank or similar type financing, and/or sell additional equity securities in future financings.  Additional equity financings may cause further dilution for existing stockholders.  There can be no assurance that any such additional financing will be available or, if available, that its terms will be satisfactory to us.  In addition, our costs and expenses may be higher than anticipated, and there can be no assurance that we will not be required to seek additional financing to meet our operating cash requirements or other financing needs.  Failure to obtain additional financing, if needed, would have material adverse effect on our results of operation and, in such event, we may be required to materially curtail all or some of our activities.

Shortages of feedstock or increases in the cost of feedstock will reduce our profitability.

To produce biodiesel we must purchase significant amounts of feedstock. In the past, for our Mississauga plant, we have purchased this feedstock on the spot market and have not entered into fixed price or formula priced contracts with sources of supply. There is risk that adequate supplies of feedstock may not be available to us at affordable costs, particularly for the larger quantities that will be required at our Sombra plant. Increased demand for virgin vegetable oil, used vegetable oil or rendered animal fat either for feedstock or for other uses may increase spot market prices and reduce our ability to enter into supply contracts at prices which will allow us to remain competitive. Bad weather in the Midwestern United States, in the past, has increased the cost of corn and soybeans and may increase the cost of certain biodiesel feedstocks in the future, including vegetable oil and animal fat. The impact of the bad weather on the prices of our feedstocks is uncertain, but may increase the prices of some or all of our feedstocks as the market adjusts to potential higher corn and soybean prices. The availability and price of this feedstock will significantly affect our gross margins. A significant reduction in the quantity of available feedstock or an increase in the prices of feedstock could result in increased costs and adversely affect our cash flow and results of operations.

We have installed a larger version of our Denami processor at our Sombra plant, the performance of which has been assessed during a short period of full-scale operations.

We have installed a larger version of our Denami processor, the Denami 3000, at the Sombra plant. Although the Denami 3000 is based on the same technology as the Denami 600, the Denami 3000 is much larger and operates at a faster flow rate. The larger Denami 3000 has been favorably tested during full scale operation for only a short period of time and we could still experience unexpected problems during sustained operations that might make it difficult to produce quality biodiesel. Potential problems with the Denami 3000 could increase costs and delay the start of full-scale production, and could adversely affect our ability to sell our Denami processors, and adversely affect our revenues and results of operations.

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

To operate our plants, we will need to comply with ongoing and new environmental and permitting requirements. At this time we have received all permits required to operate our Mississauga and Sombra plants. Even final permits may be subject to changes in requirements and compliance reviews. Failure to maintain other necessary permits could subject us to demands by regulators that increase our costs of operations. Environmental issues, such as contamination and compliance with applicable environmental standards, could arise at any time. If this occurs, it could require us to spend significant resources to remedy the issues and may suspend or prevent operation of our plants. There can be no assurance that we will be able to comply with all permitting and environmental requirements to operate our plants efficiently on a continuing basis.

Defects in the construction or performance of the Sombra plant could result in a reduction in our revenues and profitability.

Although we used experienced third-party companies to construct the Sombra plant, we did not receive any warranties with respect to materials and workmanship or assurances that the project will operate at design capacity. Defects in the performance of the plant could still occur, and there is no assurance that we, our sub-contractors or anyone else that we contracted with to construct the project could correct these problems. If defects hinder the operations of the plant, our revenues, profitability and the value of your shares could be materially adversely affected. If defects require a lengthy or permanent discontinuance of production, your shares could have little or no value.

We have a history of losses which should be considered by investors in assessing the likelihood of our operating profitably in the future.

We have never earned a profit. For the years ended November 30, 2012 and 2013, we reported net losses of approximately $3.97 million and $5.65 million, respectively. As of November 30, 2013, our accumulated deficit was approximately $15.89 million. Investors should consider this history of losses in assessing the likelihood of our operating profitably in the future.

The maximum incentive amount and the incentive rate payable to us under the Canadian federal ecoenergy for biofuels program will gradually decrease during the term of our agreement with the Canadian government.

Under the Canadian Federal ecoENERGY for Biofuels Program, we received incentives in program years 2012 and 2013 for production at our Mississauga plant in the amount of $299,540 and $547,046, respectively. In December 2011, we were approved for incentives under that program for biodiesel produced at our Sombra facility up to its full 13 mgy capacity. The following table outlines the incentive rate per gallon (converted to U.S dollars at the exchange rate in effect on November 30, 2013) for the years 2010 to 2017, when the program is scheduled to end, and the maximum incentive amounts in Canadian dollars that we may receive in the program years 2012-2013 through 2016-2017:

Program Year	2010 / 2011	2011 / 2012	2012 / 2013	2013 / 2014	2014 / 2015	2015 / 2016	2016 / 2017

Incentive Rate Payable	$1.10	$0.88	$0.77	$0.66	$0.55	$0.44	$0.33
Maximum Incentive Payable			$0.74 million	$4.25 million	$4.14 million	$2.94 million	$1.88 million

As a result, the maximum potential revenues under this program during the term of our agreement with the Canadian government will gradually decrease and will end in 2017, which could negatively impact our results of operations.

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

Our operating results are influenced by seasonal fluctuations in the price of biodiesel. Our sales tend to decrease during the winter season due to perceptions that biodiesel will not perform adequately in colder weather. Colder seasonal temperatures can cause the higher cloud point biodiesel we make from inedible animal fats to become cloudy and eventually gel. The cloud point of a fluid is the temperature at which dissolved solids are no longer completely soluble giving the fluid a cloudy appearance. In general, biodiesel made from inedible animal fats will become cloudy at a higher temperature than petroleum-based diesel or lower cloud point biodiesel made from soybean, canola or inedible corn oil. Such gelling can lead to plugged fuel filters and other fuel handling and performance problems for customers and suppliers. Reduced demand in the winter for our higher cloud point biodiesel may result in excess supply of such higher cloud point biodiesel or lower prices for such higher cloud point biodiesel. In addition, our production facilities are located in Canada and our costs of shipping biodiesel to warmer climates generally increase in cold weather months. Additionally, as a result of seasonal fluctuations and the higher than usual demand in the last quarter of fiscal 2013, comparisons of operating measures between consecutive quarters may not be as meaningful as comparisons between longer reporting periods.

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

The most important of these government programs in the United States is RFS2, which requires that a certain volume of biomass-based diesel fuel, which includes biodiesel, be consumed. RFS2 became effective on July 1, 2010 and applies through 2022. We believe that the increase in demand for biodiesel and higher biodiesel prices in 2013 is directly attributable to RFS2.

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

We are subject to environmental regulations of the Canadian Minister of Environment or the MOE, related to release of methane into the atmosphere and storm water run-off. These regulations could result in significant compliance costs and may change in the future. Also, the MOE may seek to implement additional regulations or implement stricter interpretations of existing regulations. Changes in environmental laws or regulations or stricter interpretation of existing regulations may require significant additional capital expenditures or increase our operating costs.

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

Risk Related to our Common Stock

Our Common Stock has been thinly traded.

There is currently a limited volume of trading in our Common Stock, and on some days there has been no trading activity at all.  Holders of our Common Stock may find it difficult to resell their shares at prices quoted in the market.

If our shares of Common Stock are removed or delisted from the NASDAQ, the ability of stockholders to sell our Common Stock in the secondary market could be restricted.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price, as defined, of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on the NASDAQ. If our Common Stock are removed or delisted from the NASDAQ, the security may become subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities and as such, many broker-dealers choose not to handle transactions with dealing with “penny stock.” As such, in the event that our securities are delisted from the NASDAQ, the “penny stock” rules may restrict the ability of stockholders to sell our Common Stock in the secondary market.

If we are unable to satisfy NASDAQ’s maintenance requirements, our Common Stock may be delisted from NASDAQ which could impair the liquidity and the value of our Common Stock.

While the shares of our Common Stock met current NASDAQ listing requirements when initially listed and are currently included on the Nasdaq Capital Market, there can be no assurance that we will meet the criteria for continued listing. Continued listing on NASDAQ generally requires that (i) we maintain at least $2,500,000 in stockholders equity, or $35,000,000 in market capitalization, or $500,000 in net income for either the last fiscal year, or two out of the last three fiscal years, (ii) we maintain a minimum bid price of $1.00 per share, (iii) there be at least 500,000 shares in the public float valued at $1,000,000 or more, (iv) our Common Stock have at least two active market makers, and (v) our Common Stock be held by at least 300 holders. If we are unable to satisfy NASDAQ’S maintenance requirements, our Common Stock may be delisted from the NASDAQ.  In that event, trading in our Common Stock would be conducted in the over-the-counter market on the “OTC Markets” or the “OTC Bulletin Board.” Consequently, the liquidity of our Common Stock could be impaired, not only in the number of shares of Common Stock which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts and new media coverage of Methes, and lower prices for our Common Stock than might otherwise be obtained.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not Applicable.

 ITEM 2.   PROPERTIES

The following table lists each of our biodiesel production facilities and its location, use, and nameplate production capacity.

FACILITIES IN OPERATION

Location	Use	Nameplate Production Capacity (mgy)

Mississauga, Ontario	Biodiesel production	1.3
Sombra, Ontario (Note 1)	Biodiesel production	13.0

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

The Sombra facility site was formerly a refinery that produced chemical products. We purchased the facility from a third party in July 2008 for CDN$2,200,000. The property includes a production warehouse, rail access, storage tanks, loading area and office space. There are 3,600 feet of rail, four rail spurs, three switches, and a spill containment unit for unloading bulk liquid rail cars on the property. The electrical supply is 27,000 volts. The site currently has 27,163 square feet of buildings and 26 storage tanks with an aggregate capacity of 1,227,665 gallons.

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

We have installed two Denami 3000 processors at the Sombra plant that were favorably tested during full operation in July 2012. We filed our application for EPA approval on July 21, 2012 and received approval on October 4, 2012. We began commercial operation and formal training of our employees at the Sombra, Ontario facility in November 2012. With further development, the site could accommodate four additional Denami 3000 processors.

Mississauga Facility

We operate a biodiesel production and demonstration facility in Mississauga, Ontario, Canada. The facility utilizes a single Denami 600 processor capable of producing 1.3 mgy of biodiesel. However, since this facility is also used as a demonstration site for sale of Denami 600 processors, as a test site for various animal and vegetable feedstocks, as well as for research and development, it does not generally operate at full capacity. The facility occupies 6,319 square feet, approximately 40 percent of which is corporate office space and the remaining 60 percent is used for the production of biodiesel. The facility contains six above-ground storage tanks. Five of these tanks have an aggregate capacity of 72,500 gallons of which two tanks are used for feedstocks, two tanks are used for biodiesel and one is used for glycerin. These tanks are located within a spill containment area that has been constructed as a dike-system using concrete block partial walls that are epoxy coated to be impervious to liquids. The last tank is for methanol and has an 11,138 gallon capacity. The methanol tank is separated from the feedstock and product storage within the containment area in a fire rated methanol room. The fire safety room complies with Provincial building and fire codes. We lease the Mississauga facility, but pursuant to the terms of the lease agreement, we own all of the equipment located at, and improvements to, the facility.

The plant is also used to demonstrate our production of biodiesel in an automated and remotely controlled environment and to test the different types of feedstock that could be used by us or our clients to produce biodiesel. A chemist is employed full-time on site to monitor the quality of the biodiesel produced at the Mississauga facility as well as to perform analysis of the raw materials used for the production of biodiesel. The Mississauga facility has been kept idle during 2013 in light of the work being done at our Sombra facility. We expect to restart Mississauga as soon as full capacity is achieved in Sombra.

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

	Sales Price
2013	High	Low

Fourth Quarter	$3.75	$1.90
Third Quarter	$3.17	$1.50
Second Quarter	$4.28	$2.88
First Quarter	$8.19	$3.25

	Sales Price
2012	High	Low

Fourth Quarter (beginning on November 26, 2012)*	$4.40	$3.25
____________
*Our Common Stock began trading on the NASDAQ on November 26, 2012 upon separation of the units offered in our initial public offering (“IPO”) commencing on October 12, 2012.

Holders

As of February 20, 2014, we had approximately 174 record holders of our Common Stock and we believe that we have more than 500 round-lot shareholders.

Dividend

We have never declared or paid any dividends and do not intend to pay any dividends in the foreseeable future. We intend to retain any future earnings for use in the operation and expansion of our business. Any future decision to pay dividends on Common Stock will be at the discretion of our Board of Directors (the “Board”) and will depend upon, our financial condition, results of operations, capital requirements and other factors the Board may deem relevant.

Recent Sales of Unregistered Securities

The information presented below describes our sales and issuances of securities within the fiscal year ended November 30, 2013 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.  Unless otherwise stated, the sales of the securities described below were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) and 4(a)(5) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The purchasers of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and, other than with respect to the non-transferable options, appropriate legends were placed on the securities issued in these transactions. All purchasers had adequate access, through their relationships with us, to information about our company. The sales of these securities were made without any general solicitation or advertising.

Private Placements

On February 19, 2013, we completed a private placement under which we sold 425,000 Units at a price of $4.00 per Unit and raised net proceeds of approximately $1.4 million, after deducting the sales commission and fees. Each Unit consists of (i) one share of Common Stock, (ii) one Class A Warrant and (iii) one Class B Warrant (the “February 2013 Private Placement”).

In August 2013, we raised gross proceeds of $50,000 in a private placement exempt from the registration requirements of the Securities Act in accordance with Regulation S of the Securities Act (the “Regulation S Private Placement”), and issued 28,248 shares of Common Stock and 28,248 five-year Common Stock purchase warrants with an exercise price of $4.00 per share (“Reg S Warrant”).  Under the Regulation S Private Placement, we were authorized to sell, issue and deliver up to 1,000,000 units at a price per unit equal to the closing price per share of Common Stock on the trading day immediately preceding each closing plus $0.125.  Each unit consists of one share of Common Stock and one Reg S Warrant.

In September 2013, we issued 138,654 units to accredited investors at a price of $2.38 per unit (the “Series A-1 Units”) under our Series A-1 Preferred Stock private placement and raised net proceeds of approximately $280,000, after deducting the sales commission and fees (the “Series A-1 Private Placement”). Each unit consists of one share of our Series A-1 10% Cumulative Convertible Preferred Stock, par value $0.001 per share (“Series A-1 Preferred Stock”) and one five year Common Stock purchase warrant to purchase one share of Common Stock at an exercise price of $4.00 per share, which are exercisable beginning six months after the issuance date (the “Series A-1 Warrant”).  The Series A-1 Preferred Stock entitles its holders when, as and if declared by the Board to receive a 10% annual dividend payable in arrears in shares of Common stock or in cash at our option. The Series A-1 Units were being offered at a price per unit equal to the closing price per share of Common stock on the trading day immediately preceding each closing plus $0.125.

In October 2013, we issued 122,128 units to accredited investors at a price of $2.395 per unit (the “Series A-2 Units”) under its Series A-2 Preferred Stock private placement and raised net proceeds of approximately $250,000, after deducting the sales commission and fees (the “Series A-2 Private Placement”). Each unit consists of one share of Series A-2 10% Cumulative Convertible Preferred Stock, par value $0.001 per share (“Series A-2 Preferred Stock”) and one five year Common Stock purchase warrant to purchase one share of Common stock at an exercise price of $4.00 per share, which are exercisable beginning six months after the issuance date (the “Series A-2 Warrant”).  The Series A-2 Preferred Stock entitles its holders when, as and if declared by the Board to receive a 10% annual dividend payable in arrears in shares of Common Stock or in cash at our option. The Series A-2 Units were being offered at a price per unit equal to the closing price per share of Common Stock on the trading day immediately preceding each closing plus $0.125.

In November 2013, we commenced a private offering of 1,281,161 common stock units ("Common Stock Units") at $2.00 per unit (the “Common Stock Unit Private Placement”).  Each unit consisted of one share of Common Stock and one five year Common Stock purchase warrant to purchase one share of Common Stock at an exercise price of $4.00 per share, which are exercisable beginning six months after the issuance date (the “Common Stock Warrant”).  In November 2013, we sold an aggregate of 200,000 Common Stock Units to accredited investors and raised net proceeds of approximately $363,000, after deducting the sales commission and fees, in the Common Stock Unit Private Placement. (See ‘Subsequent Events’ in Management's Discussion and Analysis Condition and Results of Operations below for issuances in December 2013 under the Common Unit Private Placement.)

On November 18, 2013, we entered into a Consulting Agreement pursuant to which we agreed to issue 100,000 shares of Common Stock in four equal installments to a consultant as payment for services rendered and to be rendered by the consultant to us (the “Consulting Agreement”).  The number of shares of Common Stock was determined based on the $2.08 per share closing market price on November 18, 2013.  To date, 50,000 shares of Common Stock have been issued to the consultant pursuant to the Consulting Agreement.

On January 10, 2014, we sold 50,000 Common Stock Units to an accredited investor for a purchase price of $125,000 (or $2.50 per Common Stock Unit) of which, $100,000 was paid in cash and $25,000 will be paid in services to be rendered to us.

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

We have used approximately $856,000 of the net proceeds received from the IPO for the purchase and construction of production and storage equipment, and retrofitting the building at our Sombra facility, $285,000 for repayment of loans and the balance of approximately $659,000 for working capital. We expect to withdraw funds from working capital over the coming months to pay for production and storage equipment and upgrade of rail tracks at our Sombra facility and to pay for additional marketing and sale expenses as described in our final prospectus dated October 12, 2012.

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

Business Overview

We are a renewable energy company that offers an array of products and services to a network of biodiesel fuel producers. We also market and sell in the U.S. and Canada biodiesel fuel produced at our small-scale production and demonstration facility in Mississauga, Ontario, Canada, and at our new intermediate scale production facility in Sombra, Ontario, Canada.  The first of two Denami 3000 processors, designed to produce up to 6.5 million gallons per year, or mgy, of biodiesel, was placed in substantially full time production in the fourth quarter of 2013.  In October 2013 we shipped more than 18 railcars (over 485,000 gallons) of biodiesel from our Sombra facility which is significantly higher than our previous highest monthly total of 8 railcars in April 2013.  In fiscal 2012 and 2013, our largest source of revenue was from the sale of biodiesel fuel.

Among other services, we sell feedstock to our network of biodiesel producers, sell their output in the U.S. and Canada, provide them with proprietary software used to operate and control their processors, remotely monitor the quality and characteristics of their output, upgrade and repair their processors, and advise them on adjusting their processes to use varying feedstock and improve their output. Through the accumulation of production data from our network, we are equipped to provide consulting services to network members and other producers for operating their facilities, maintaining optimum production and solving production problems. For our network services and the license of our operating and communications software, we receive a royalty from some network members based on the gallons of biodiesel produced.

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

As of November 30, 2013 due in large part to the funds we spent to develop and build our Sombra facility, we had a working capital deficiency of $5,954,516. In addition, during the fiscal year ended November 30, 2013, we incurred a loss of $5,651,665, and had negative cash flow from operations of $4,134,951.  Our Sombra facility is approved by the U.S. Environmental Protection Agency ("EPA") as a Foreign Renewable Fuel Producer and as a result the biodiesel produced at this facility is eligible for export to the United States. Obtaining this approval from the EPA enables us to sell our biodiesel into the U.S., and provides our U.S. importers the ability to generate Renewable Identification Numbers ("RINS"). RINS are used in the U.S. by obligated parties to comply with certain obligations under the Renewable Fuel Standard 2 (“RFS2”). We began commercial operation and formal training of our employees at the Sombra plant in November 2012.

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

On February 19, 2013, we completed a private placement under which we sold 425,000 Units at a price of $4.00 per Unit and raised net proceeds of approximately $1.4 million, after deducting the sales commission and fees. Each Unit consists of (i) one share of Common Stock, (ii) one Class A Warrant and (iii) one Class B Warrant (the “February 2013 Private Placement”).

In August 2013, we raised gross proceeds of $50,000 in a private placement exempt from the registration requirements of the Securities Act in accordance with Regulation S of the Securities Act (the “Regulation S Private Placement”), and issued 28,248 shares of Common Stock and 28,248 five-year Common Stock purchase warrants with an exercise price of $4.00 per share (“Reg S Warrant”).  Under the Regulation S Private Placement, we were authorized to sell, issue and deliver up to 1,000,000 units at a price per unit equal to the closing price per share of Common Stock on the trading day immediately preceding each closing plus $0.125.  Each unit consists of one share of Common Stock and one Reg S Warrant.

In September 2013, we issued 138,654 Series A-1 Units to accredited investors at a price of $2.38 per unit under our Series A-1 Private Placement and raised net proceeds of approximately $280,000, after deducting the sales commission and fees.  Each unit consists of one share of our Series A-1 Preferred Stock and one Series A-1 Warrant.  The Series A-1 Preferred Stock entitles its holders when, as and if declared by the Board to receive a 10% annual dividend payable in arrears in shares of Common stock or in cash at our option. The Series A-1 Units were being offered at a price per unit equal to the closing price per share of Common stock on the trading day immediately preceding each closing plus $0.125.

In October 2013, we issued 122,128 Series A-2 Units to accredited investors at a price of $2.395 per unit under our Series A-2 Private Placement and raised net proceeds of approximately $250,000, after deducting the sales commission and fees. Each unit consists of one share of Series A-2 Preferred Stock and one Series A-2 Warrant.  The Series A-2 Preferred Stock entitles its holders when, as and if declared by the Board to receive a 10% annual dividend payable in arrears in shares of Common Stock or in cash at our option. The Series A-2 Units were being offered at a price per unit equal to the closing price per share of Common Stock on the trading day immediately preceding each closing plus $0.125.

In November 2013, we commenced a private offering of 1,281,161 common stock units ("Common Stock Units") at $2.00 per unit (the “Common Stock Unit Private Placement”).  Each unit consisted of one share of Common Stock and one five year Common Stock purchase warrant to purchase one share of Common Stock at an exercise price of $4.00 per share, which are exercisable beginning six months after the issuance date (the “Common Stock Warrant”).  In November 2013, we sold an aggregate of 200,000 Common Stock Units to accredited investors and raised net proceeds of approximately $363,000, after deducting the sales commission and fees, in the Common Stock Unit Private Placement. (See ‘Subsequent Events’ below).

On November 18, 2013, we entered into the Consulting Agreement pursuant to which we agreed to issue 100,000 shares of Common Stock in four equal installments to a consultant as payment for services rendered and to be rendered by the consultant to us.  The number of shares of Common Stock was determined based on the $2.08 per share closing market price on November 18, 2013.  To date, 50,000 shares of Common Stock have been issued to a consultant pursuant to the Consulting Agreement.

On January 10, 2014, we sold 50,000 Common Stock Units to an accredited investor for a purchase price of $125,000 (or $2.50 per Common Stock Unit) of which, $100,000 was paid in cash and $25,000 will be paid in services to be rendered to us.

 Factors Influencing Our Results of Operations

The principal factors affecting our results of operations are as follows:

Biodiesel and feedstock price fluctuations

Biodiesel is a low carbon, renewable alternative to petroleum-based diesel fuel and is primarily sold to the end user after it has been blended with petroleum-based diesel fuel. Biodiesel prices have historically been correlated to petroleum-based diesel fuel prices. Accordingly, biodiesel prices have generally been affected by the same factors that affect petroleum prices, such as worldwide economic conditions, wars and other political events, OPEC production quotas, changes in refining capacity and natural disasters. Recently enacted government requirements and incentive programs, such as RFS2 and the blenders' tax credit, which expired on December 31, 2012, have reduced this correlation, although it remains a significant factor in the market price of our product.

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

On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass-based diesel that must be utilized in the United States each year. Under RFS2, obligated parties, including petroleum refiners and fuel importers, must show compliance with these standards. The RFS2 program required the domestic use of 800 million gallons of biodiesel in 2011, one billion gallons in 2012 and 1.28 billion gallons in 2013. The 2014 quantity was set at 1.7 billion gallons under RSF2 but as of February 2014 the EPA is considering keeping the 2014 quantity at 1.28 billion gallons.

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

Dependence on significant customers

A large part of our revenue is generated from a few large customers. The sales to these customers are made at spot market prices, and we have no binding purchase agreements for our biodiesel, which could affect the consistency of our revenues. Potential customers for biodiesel regularly bid for biodiesel in the spot market at prices that are quoted on a daily basis. As a matter of convenience, we prefer to deal with customers with whom we have had a past relationship, although the specific customers to whom we sell have varied over time. The loss of one or more customers who have been among our largest customers historically would not have a material adverse effect on our business because we believe that a customer or customers could be replaced by one or more new customers regularly bidding for biodiesel, and we believe this will continue to be the case. For example, in the year ended November 30, 2013, one new major customer accounted for 67% of our total revenue and our largest customer in the year ended November 30, 2012 declined from 36% of total revenue in fiscal 2012 to 30% of total revenue in fiscal 2013.

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

Components of Revenue and Expense

Revenue

We derive revenues primarily from the sale of biodiesel. We also derive revenue from several other related sources. The following table lists our revenue sources by amount and their respective percentages of total revenue for the years ended November 30, 2012 and 2013:

	For the Year Ended November 30, 2012		For the Year Ended November 30, 2013
	$	%	$	%
Biodiesel sales
Resales	3,232,000	49.3	1,525,248	17.2
Internal production	2,569,146	39.2	6,268,173	70.6
Feedstock sales	393,208	6.0	320,585	3.6
Glycerin sales	49,894	0.8	111,507	1.3
Equipment sales	(241,342)	(3.7)	7,567	0.1
Government incentive	299,540	4.6	547,046	6.2
Royalties	66,445	1.0	33,045	0.4
Other	180,857	2.8	56,767	0.6

	6,549,748	100.0%	8,869,938	100.0%

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

●
We receive government incentive payments under Natural Resources Canada’s ecoENERGY for Biofuels Program for qualified sales of biodiesel produced at our Mississauga, Ontario, facility. Our Sombra facility has also been approved to receive the government incentive, and we expect our revenue from the government incentive to increase as we increase production at our Sombra facility. Sales of biodiesel to the United States, Canada and elsewhere qualify under the program. For the years ended November 30, 2012 and 2013, we claimed $300,000 and $547,000, respectively, as an incentive from the Canadian Government for production at our facilities. The ecoENERGY incentive is recognized as revenue when the right to receive is established upon production and sale of the biodiesel.

●
Revenue from royalties was derived from the two customers that purchased our Denami 600 processors in fiscal 2010. Royalties for the year ended November 30, 2012 and 2013 were $66,000 and $33,000, respectively. Royalties are recognized on an accrual basis in accordance with the Sales and Licensing Agreement for the biodiesel processing equipment. The royalty is charged on gallons of biodiesel produced by our customers using our biodiesel processing equipment.

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

Results of Operations

Fiscal Year Ended November 30, 2012 and 2013

Set forth below is a summary of certain financial information for the periods indicated:

	Fiscal Year Ended November 30, 2012	Fiscal Year Ended November 30, 2013
Revenue
Biodiesel sales
Resales	$3,232,000	$1,525,248
Internal production	2,569,146	6,268,173
Feedstock sales	393,208	320,585
Glycerin sales	49,894	111,507
Government incentive	299,540	547,046
Equipment sales	(241,342)	7,567
Royalties	66,445	33,045
Other	180,857	56,767

	6,549,748	8,869,938
Cost of goods sold	6,342,874	8,330,648

Gross profit	206,874	539,289
Operating expenses
Selling, general and administrative expenses	3,926,627	5,665,778

Loss before interest and taxes	(3,719,753)	(5,126,489)
Other income (expenses)
Interest expense	(250,146)	(525,576)
Interest income	3,134	400

Loss before income taxes	(3,966,765)	(5,651,665)
Income taxes	—	—

Net loss for the period	$(3,966,765)	$(5,651,665)

Fiscal Year ended November 30, 2012 compared to fiscal year ended November 30, 2013

Revenue. Our total revenues for the fiscal year ended November 30, 2012 and 2013 were $6.5 million and $8.9 million, respectively, representing an increase of $2.4 million, or 37%. The reasons for this increase are outlined below.

Biodiesel. Biodiesel sales for the fiscal year ended November 30, 2012, excluding government incentives, were $5.8 million and increased by $1.99 million, or 34%, to $7.79 million in the fiscal year ended November 30, 2013. For the fiscal year ended November 30, 2012 and 2013, our resales of biodiesel purchased from third party producers were $3.232 million and $1525 million, respectively, a decrease of approximately $1.707 million, or 53%. This decrease in revenue was due to being able to fulfill sales orders more with our internal production at Sombra site facility and also due to an overall decrease in the sale price of biodiesel. Revenue from our internal production, excluding government incentives, for the fiscal year ended November 30, 2012 and 2013 was $ 2.569 million and $6.268 million, respectively, an increase of approximately $3.699 million, or 144%. This increase was due to the production start up at Sombra facility at a larger scale then Mississauga facility in prior fiscal year which only has a capacity of 1.3 MGY versus 13 MGY capacity at Sombra facility. For the fiscal year ended November 30, 2012 and 2013, our average sales price per gallon for 100 percent biodiesel (“B100”) was $4.54 and $4.40, respectively, a decrease of $0.13 per gallon, or 3%. Gallons sold for the fiscal year ended November 30, 2012 and 2013 were 1.279 million and 1770 gallons, respectively, a increase of 0.491 million gallons, or 38%. The expiration of the blender’s tax credit on December 31, 2012 was retroactively extended to December 31, 2013 which increased the biodiesel demand however, due to increased due diligence by buyers of biodiesel RINs the price surged.

Feedstock. For the fiscal year ended November 30, 2012 and 2013, feedstock sales were $393,000 and $320,600, respectively, a decrease of $72,400, or 18%. In the more recent period, with some variations in quantities, we were able to source additional feedstock as well as other products related to the production of biodiesel on the spot market that we resold immediately to our customers in Canada at a profit. We intend to continue with this strategy as opportunities arise to generate additional profit.

Glycerin. For the fiscal year ended November 30, 2012 and 2013, Glycerin sales were $50,000 and $111,500, respectively, an increase of $61,500 or 123%. This increase was as a result of the increased internal production of glycerin from our Sombra facility, which is a byproduct of our biodiesel production.

Government incentives. For the fiscal year ended November 30, 2012 and 2013 we recognized $299,500 and $547,000, respectively, as incentive claims from the Canadian Government. This increase of $247,500 or 83% was due to the increase of internal production at Sombra site.

Equipment sales. For the fiscal year ended November 30, 2012 we had negative revenues of $241,300 as an oil processing research and development related equipment sold in fiscal year 2011 was returned under the warranty. We generated $7,600 from equipment sales for the fiscal year ended November 30, 2013, which consisted primarily of the sale of small equipment kits.

Royalties. Royalties for the fiscal year ended November 30, 2012 and 2013 were $66,400 and 33,000 a decrease of $33,400 or 50%. Our customers own the Denami 600 processors, but license the software and monitoring system from us in exchange for an ongoing royalty payment of $0.11 per gallon of biodiesel produced by their Denami 600 processors.  The decreased was due to less production at these facilities.

Other. Other revenue includes sales of consulting services, delivery charges, lab and shop supplies, storage and rental income. Other revenue for the fiscal year ended November 30, 2012 and 2013 was $180,900 and $56,800, respectively, a decrease of $124,100, or 69%.

Cost of goods sold. Our cost of goods sold for the fiscal year ended November 30, 2012 and 2013 were $6.34 million and $8.33 million, respectively, an increase of $1.99 million, or 31%. This increase was primarily due to increase in costs associated with the increased quantity of biodiesel sold in the fiscal year ended November 30, 2013.

Biodiesel cost of goods sold increased 31% from the fiscal year ended November 30, 2012 compared to the same period in fiscal 2013, or from $5.5 million for the fiscal year ended November 30, 2012 to $7.2 million for the fiscal year ended November 30, 2013. If the average feedstock price and the price paid for biodiesel purchased from other biodiesel producers in Canada remained constant from the fiscal year ended November 30, 2012 to the end of the same period in 2013, the increase in gallons of biodiesel sold would have resulted in a $2.14 million increase in the related biodiesel cost of goods sold. The decrease in average feedstock prices from the fiscal year ended November 30, 2012 to the end of the same period in 2013 resulted in $400,000 of the decrease in biodiesel cost of goods sold and the lower price paid for biodiesel purchased from others resulted in $40,000 of this decrease.

All other costs of goods sold, excluding biodiesel cost of goods sold, for the fiscal year ended November 30, 2012 and November 30, 2013 were $841,000 and $1.129 million, respectively. The increase was due to  writing off an oil processing equipment of $115,600 and cost allocated to Glycerin sales which was not done in fiscal year 2012.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the fiscal year ended November 30, 2012 and 2013 were $3.92 million and $5.66 million, respectively, an increase of $1.74 million, or 44%. The increase in the more recent period was mainly related to an increase in salaries and wages of $849,000, primarily related to increased manpower at our Sombra facility, utilities expense of $450,000, professional fees of $331,000, depreciation expense of $205,000, equipment rental of 157,000 and shop and lab supplies of $142,000 in the fiscal year ended November 30, 2013.  The decrease in the most recent period was related to  to one-time non cash charge for penalty shares of $399,998 that existed in fiscal year 2012 but not in 2013.  Salary and wages, utilities, depreciation, equipment rental and shop and lab supplies increases supported the higher level of operations at our Sombra facility. Professional fees increases were related to increase in audit fees and consulting.  The 2012 one-time charge related to a transfer of 52,151 shares of the Common Stock of the Company by Softdiffusion SA, a third party stockholder, to a new stockholder of shares owned by Softdiffusion SA pursuant to an agreement by the Company with the new stockholder. We recorded the estimated fair value of $399,998 for these shares as part of the general and administrative expenses in fiscal 2012.

Other income (expenses). Other expenses were $247,000 and $525,000 for the fiscal years ended November 30, 2012 and 2013, respectively. These amounts relate to accruals for interest expense associated with loans extended to us from a director for a total of $513,000 and the January 2013 Note (described below) issued to a non-related party of $376,640  (historical amount $397,400 or $400,000 CDN).  The interest increase also includes interest paid to TCE Capital for the July 2012 term loan of $1.5 million at 23% per annum for the first half of 2013, which was later replaced with a term loan of $1.6 million at 12% per annum for the rest of the year in 2013. The increase was mainly due to increases in the principal balances of the loans.

Income taxes. No income tax expense or benefit was recorded during the fiscal year ended November 30, 2012 and November 30, 2013 due to ongoing taxable losses.  As of November 30, 2013, we were not subject to any uncertain tax exposures.

Net loss. Our net loss for the fiscal year ended November 30, 2012 was $3.97 million and increased $1.68 million to $5.65 million for the fiscal year ended November 30, 2013 due primarily to the $2.33 million increase in cost of sales, the $1.39 million increase in selling, general and administrative expenses to support our higher level of operations and increase in interest cost of $278,000 due to additional loans.  The increase in these costs was offset by an increase of $2.4 million in revenue.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations was financed through the sale of our capital stock. At November 30, 2012 and November 30, 2013, we had cash and cash equivalents of $402,700 and approximately $174,100, respectively.

For the fiscal year ended November 30, 2013, we raised net cash proceeds of approximately $1,493,850 from the February 2013 Private Placement and the Regulation S Private Placement. Additionally, on January 26, 2013 we borrowed a total of $397,400 (CDN$400,000) from a third-party, which is unsecured, payable on demand and carries interest at 8% per annum (the "January 2013 Note"), and closed on the July 2013 Term Loan Facility and the Working Capital Facility, both as described below, pursuant to which we can borrow up to an additional $3 million.

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

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the fiscal year ended November 30, 2012 and 2013:

	(Amounts rounded to nearest thousands) Fiscal Year Ended November 30,
	2012	2013

Net cash flows used in operating activities	$(2,974)	$(4,135)
Net cash flows from investing activities	(4,687)	(390)
Net cash flows from financing activities	6,370	4,296
Net change in cash and cash equivalents	(1,291)	(229)
Cash and cash equivalents, end of period	$403	$174

Operating activities. The net cash used in operating activities for the fiscal year ended November 30, 2012 was $2.97 million reflects $3.97 million in net losses from operations, which includes total non-cash charges for depreciation, amortization, stock compensation expense, penalty share expense and unrealized foreign exchange loss of $950,000. It also included a net working capital decrease of $42,900, which included a decrease in accounts receivable of $818,900, offset by an increase in inventories of $9,400, a decrease in accounts payable and accrued liabilities of $678,800 and an increase in prepaid expenses and deposits of $87,800. The net result was cash used in operations of $2.974 million.

Net cash used in operating activities was $4.2 million for the fiscal year ended November 30, 2013. For the fiscal year ended November 30, 2013, the net loss was $5.65 million, which includes total non-cash charges for depreciation, amortization, stock compensation expense, and unrealized foreign exchange gain of $120,966, deferred financing fees amortization, accrued interest expense and bad debts. The net cash used in operating activities included a net working capital increase of $741,000. The working capital increase was a result of a decrease in inventories of $395,700, an increase in accounts payable and accrued liabilities of $1,215,200, and an increase in customer deposits of 8,200, offset by an increase in accounts receivable of $877,500 and an increase in prepaid expenses and deposits of $600. The net result was cash used in operations of $4.135 million. Our current operating cash requirement is approximately $232,000 per month. However, once our Sombra facility commences full-scale production, we expect to generate positive cash flow from operations.

Days' sales outstanding decreased from 40 days for the fiscal year ended November 30, 2012 to 30 days for the fiscal year ended November 30, 2013 as a result of using the Working Capital Facility.

Inventory turnover was five times for the fiscal year ended November 30, 2012 and eight times for the fiscal year ended November 30, 2013 as a result of increase in sales due to Sombra production.

Investing activities. Net cash used in investing activities for the fiscal year ended November 30, 2012 was $4.69 million,  consisting of cash payments for the two Denami 3000 processors and for additions to property, plant and equipment, mainly representing costs related to our Sombra facility. Net cash used in investing activities for the fiscal year ended November 30, 2013 was $390,700, consisting of additions to property, plant and equipment, mainly representing costs related to our Sombra facility.

Financing activities. Net cash provided from financing activities for the fiscal year ended November 30, 2012 was $6.37 million, which included cash proceeds received from issuances of Common Stock of $3.83 million, short term loan of $1.46 million and financing from related parties of $1.10 million. Net cash provided from financing activities for the fiscal year ended November 30, 2013 was $4.296 million, which included financing from credit facility of $1.02 million, advances of short term loans of $2 million, repayments of short term loans of $1.44 million, advances from related parties of $692,000, repayments to related parties of $143,000, deferred financing fees of $71,200 and cash proceeds received from issuance of Common Stock of $2.31 million.

As of November 30, 2013, due in large part to the funds spent to develop and build our Sombra facility, we had a working capital deficiency of $5,954,516. In addition, during the fiscal year ended November 30, 2013, we incurred a loss of $5.65 million and had negative cash flow from operations of $4.135 million.

As described above, on February 19, 2013, we completed the February 2013 Private Placement which raised net proceeds of approximately $1.4 million, after deducting the sales commission and fees. We have used the net proceeds from this private placement for working capital.

We anticipate that our Sombra facility will generate positive cash flow from operations and will operate profitably once sufficient level of commercial operation is achieved in the second quarter of the next fiscal year. It is management’s opinion that our cash and cash equivalents, the anticipated positive cash flow from operations and cash from the aforementioned loan facilities and private placements, as well as, private financings as referred to in the subsequent events below, will be sufficient to meet the our cash requirements for at least the next 12 months.

Capital Expenditures. We have expended $8.38 million to purchase our Sombra facility, retrofit that facility and equip it so it can begin full scale production of biodiesel. These funds were expended as follows: $2.03 million for the original purchase price of the facility; $1.56 million for the costs of retrofitting and $4.79 million for Denami 3000  processors, storage tanks and other production equipment. The funds used to purchase and complete the Sombra facility were provided by the cash proceeds from private sales of Common Stock, monies borrowed from a stockholder and the June 2012 Term Loan Facility.

Future commitments.  We otherwise have no material commitments for future capital expenditures.

Subsequent Events

On December 9, 2013,  we signed a Letter of Intent to acquire the assets of OTC Energy Technologies Inc. (“OTC”), including all of OTC’s technologies and know how relating to the conversion of several types of biomass into a chemical quality syngas which can be converted into renewable alcohols and fuels.

On December 16, 2013, Methes Canada entered into a one year term Mortgage Loan Agreement for $2,000,000 (CDN) at 9% per annum for the purposes of discharging the existing Term loan (July 2013) of $1,600,000 (CDN).   The difference will be used to upgrade the Mississauga facility for the production of biodiesel. Interest only is to be paid monthly and the term of one year has an option to renew for another year.

On December 20, 2013, we completed the Common Stock Unit Private Placement and issued an additional 1,081,161 Common Stock Units to accredited investors at a price of $2.00 per unit which raised additional net proceeds of approximately $1,877,000, after deducting the sales commission and fees.

On January 10, 2014, we sold 50,000 Common Stock Units to an accredited investor for a purchase price of $125,000 (or $2.50 per Common Stock Unit) of which, $100,000 was paid in cash and $25,000 will be paid in services to be rendered to us.

On January 17, 2014, we converted $128,000 USD (CDN $139,845) of the outstanding principal due on the January 2013 Note into 34,688 shares of Common Stock based on the closing market price of $3.69 per share of Common Stock on January 17, 2014.

On January 28, 2014,  we borrowed $172,000 from a lender and issued to the lender a demand promissory note in the principal amount of $172,000 bearing interest of 8% per annum (the "New Note"). Repayment of the principal and  accrued interest on the New Note  will be due upon demand.

On January 30, 2014,  we used the proceeds from  New Note  to partially repay the January 2013 Note.

On February 13, 2014, Methes Canada entered into an agreement with a Canadian Company to produce biodiesel at the Mississauga facility. Pursuant to that agreement: (i) Methes Canada has agreed to provide use and occupancy of the Mississauga facility to the Canadian Company for a term of 18 months commencing May 1, 2014, with an option to renew, for a monthly minimum payment of $6,960 (CDN); and (ii) the Canadian Company will provide the working capital for the production of biodiesel including the purchase of feedstock and other commodities for the purpose of biodiesal production.

In February 2014, we closed a sale and licensing agreement for a Denami 600 with a Canadian Company to be built and delivered in approximately 18 months.

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

Royalty revenue is recognized on an accrual basis in accordance with the Sales & Licensing Agreement associated with the biodiesel processing equipment sale. Royalties are charged on gallons of biodiesel produced by the Company’s customers using the Company’s biodiesel processing equipment.

We believe that revenue recognition is a critical accounting estimate because our terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms. Such judgments may materially affect revenue for any period.

Impairment of Long-Lived Assets and Certain Identifiable Intangibles

We review long-lived assets, including property, plant and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If impairment exists based on expected future undiscounted cash flows, an impairment loss is recognized. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset, typically based on discounted future cash flows. Fair value is determined by management estimates using discounted cash flow calculations. The estimate of cash flows arising from the future use of the asset that are used in the impairment analysis is a critical accounting estimate because it requires judgment regarding what we would expect to recover from the future use of the asset. Significant assumptions used by management in the undiscounted cash flow analysis include the projected demand for biodiesel based on annual renewable fuel volume obligations under RFS2, our capacity to meet that demand, the market price of biodiesel and the cost of feedstock used in the manufacturing process. Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction in net income in the affected period. We have assessed the Company’s long-lived assets and definite-lived intangible assets and have determined that there was no impairment in their carrying amounts at November 30, 2012 and 2013.

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

Stock-based Compensation

We maintain a stock-based compensation plan under which incentive stock options to buy Common Stock may be granted to directors, officers and employees. Pursuant to ASC 718, we recognize an expense for our stock-based compensation based on the fair value of the awards that are granted. The fair values of stock options are estimated at the date of grant using the Black-Scholes option pricing model. This estimate includes estimates of the expected term of the option, expected volatility of the Company’s stock price, expected dividends, and the risk-free interest rate. Measured compensation cost is recognized ratably over the vesting period of the related stock-based compensation award. The amount recognized as expense is adjusted to reflect the number of stock options expected to vest. When exercised, stock options are settled through the issuance of Common Stock and are therefore treated as equity awards. The expected volatility of our Common Stock is estimated using an average of volatilities of publicly traded companies in similar renewable energy businesses.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Potential tax benefits from net operating losses and foreign tax credit carry forwards are not recognized by the Company until their realization is more likely than not. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. We have determined that there were no tax exposures at November 30, 2012 and 2013.

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

Emerging Growth Company (EGC)

The Company is an EGC pursuant to Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under Section 102(b) of the JOBS Act, the Company has elected to apply any new or revised financial accounting standard on the same date a company that is not an issuer is required to apply the new or revised accounting standard, if the standard applies to a non-issuer. If the new or revised accounting standard does not apply to a non-issuer, then the Company will apply it according to the transition provisions for a non-EGC. As a result of our election to be treated as an emerging growth company, our financial statements may not be comparable to those of companies that comply with public company effective dates for the adoption of new accounting standards. The Company’s election to use the extended transition period for complying with new or revised accounting standards under Section 102(b) of the JOBS Act had no impact on the consolidated financial statements as of November 30, 2013.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other, which amends ASC Topic 350 and the current guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If an entity determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company adopted this statement effective December 1, 2012. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended November 30, 2013 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 MANAGEMENT

Directors and Executive Officers

The following table sets forth the names, ages at February 20, 2014 and principal positions of our directors and executive officers.

Name	Age	Position with the Company	Director Since

Michel G. Laporte,	50	Chairman, Chief Executive Officer and Treasurer	2007
Han Swoong (Nicholas) Ng	38	President*
Johann (John) Loewen	38	Vice President of Operations*
Edward A. Stoltenberg	74	Chief Financial Officer and Secretary
Mike Hallman	38	Vice President of Project Management*
Steven Anthony	55	Vice President of Sales and Marketing*
Afrin Shams	37	Chief Accounting Officer*
Kebir Ratnani	63	Director	2008
John Pappain	76	Director	2012
Perichiyappan Senthilnathan	62	Director	2012
Anthony T. Williams	67	Director	2012

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

Edward A. Stoltenberg has served as our Chief Financial Officer since November 2011. Prior thereto, and since 1999, Mr. Stoltenberg was a Managing Director of Phoenix Financial Services LLC, an investment banking firm, which provides financial services to middle market public and private companies.  From March 2007 to July 2013, Mr. Stoltenberg was a Director of Converted Organics Inc. a manufacturer of organic fertilizer. Mr. Stoltenberg is a certified public accountant. He holds a B.A. from Ohio Wesleyan University and an M.B.A. from the University of Michigan.

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

Michael Hallman has served as our Vice President of Project Development, or that of Methes Canada, since September 2011. Prior thereto, he was Vice President of Operations at Turnkey Modular Systems Inc., or TKMS, a design and build firm specializing in sanitary process piping systems for the biotech, pharmaceutical, nutraceutical, and cosmetics industries, since 2005. At TKMS, Mr. Hallman was responsible for the design, development and delivery of our biodiesel processors. TKMS is the exclusive manufacturer of our biodiesel processors.

Afrin Shams has served as our Chief Accounting Officer since May 2010. Prior thereto from February 2008, Ms. Shams was a Senior Staff Accountant with Sloan Partners, LLP a Chartered Accounting Firm, where she managed audits, reviews and compilations in various industries. From September 2005 to February 1, 2008, she was employed as a staff accountant at Vottero Fremes McGrath Yee, a chartered accounting firm. Ms. Shams is a Chartered Accountant.

Kebir Ratnani has served as a director since 2008. He has been Senior Vice President of SNC Lavalin - International, an international engineering and construction group since 2000, where he is responsible for water, energy and infrastructure projects in Africa, the Middle East and Latin America. Mr. Ratnani is a director of Sofame Technologies Inc., a manufacturer of heat recovery equipment, and of SunSi Energies Inc. Mr. Ratnani is qualified to serve as a director because of his extensive business background and his long service in senior executive positions in clean energy and other related industries. In particular, we believe his experience and background in dealing with government agencies in more than 20 countries on energy and waste water projects, his experience in personnel management and his training and experience as a Chemical Engineer has enabled him to make an important contribution to our board.

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

Anthony T. Williams has served as a director since the effective date of our initial public offering on October 12, 2012 and has been an independent financial and business consultant since 2002. From 2006 until 2007, he served as Chairman of the Board of Anvil Holdings, Inc., a manufacturer of active wear and other apparel which filed a voluntary plan of reorganization under Chapter 11 in 2006. He was President and Chief Operating Officer and Chief Financial Officer of Pillowtex Corporation/Fieldcrest Cannon, a manufacturer of home fashion brands from 2000 to 2002, leading that corporation through bankruptcy reorganization proceedings which commenced in 2000 and from which it emerged in May 2002. He is a Chartered Accountant. Mr. Williams is qualified to serve as a director because of his extensive business background and experience. In particular, we believe that his training and certification as a Chartered Accountant and his experience as a Chief Operating Officer and Chief Financial Officer of major public corporations bring valued knowledge and experience to our board.

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
● reviewing with management and our independent auditors, any earnings announcements and other public announcements regarding our results of operations; and
● overseeing the preparation of the report that the SEC requires in our annual proxy statement.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Exchange Act, our directors, officers and beneficial owners of more than 10% of our Common Stock are required to report their beneficial ownership of Common Stock and any changes in that ownership to the SEC. Officers, directors, and greater-than-10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors, and greater-than-10% stockholders were complied with during the fiscal year ended November 30, 2013.

CODE OF ETHICS

We maintain a Code of Ethics to provide guidance on sustaining our commitment to high ethical standards. The code applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This Code of Ethics is posted on our website at www.methes.com.

ITEM 11.   EXECUTIVE COMPENSATION

 Summary of Compensation

For the year ended November 30, 2013, Michel G. Laporte, our chairman and chief executive officer, was paid total compensation of $50,000 and no other executive officer received compensation in excess of $100,000.  For the year ended November 30, 2012, Mr. Laporte was paid total compensation of $5,000 and no other executive officer received compensation in excess of $100,000.

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

Risks Arising from the Company’s Compensation Policies and Practices

Messrs. Laporte and Ratnani have reviewed our compensation policies and practices, and based on their review, concluded that any risks associated with our compensation programs are not reasonably likely to have a material adverse effect on Methes.

Outstanding Equity Awards at Fiscal-Year End

The following table details all outstanding equity awards held by Mr. Laporte at November 30, 2013:

	Outstanding Equity Awards at Fiscal Year-End
	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#) (2)	Market Value of Shares or Units of Stock that have not vested ($)(3)

Michel Laporte	52,151	3.84	12/4/2019	-	-

(1)  Consists of stock option grants awarded under the 2008 Plan (described below) at fair market value on the date of grant.

Director Compensation

The following table presents information relating total compensation for our Independent Directors for the fiscal year ended November 30, 2013.

Name	Fees Earned or Paid in Cash	Option Awards(1)	All Other Compensation	Total
John Pappain (2)	$—	$58,435	$—	$58,435
Kebir Ratnani (2)	—	58,435	—	58,435
Perichiyappan Senthilnathan (2)	—	58,435	—	58,435
Anthony T. Williams (2)	—	58,435	—	58,435

(1)	The 2013 expense as calculated for a stock option grant covering 20,000 shares of our Common Stock in accordance with FASB ASC 718.

(2)
At November 30, 2013: (i) Mr. Pappain held an option exercisable for 20,000 shares at an exercise price of $3.94 per share; (ii) Mr. Ratnani held options exercisable for an aggregate of 52,593 shares at exercise prices ranging from $3.84 to $3.94 per share; (iii) Mr. Senthilnathan held options exercisable for an aggregate of 26,518 shares at exercise prices ranging from $3.84 to $3.94 per share; and (iv) Mr. Williams held options exercisable for 20,000 shares at an exercise price of $3.94 per share.  The number of shares to be acquired upon exercise assumes that the options were fully exercisable at November 30, 2013.

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

The following table sets forth the information about our Plans as of November 30, 2013:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	365,931	$3.94	425,203

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of February 20, 2014 regarding the beneficial ownership of our Common Stock by (i) our named executive officer, (ii) each of our directors, (iii) each person we know to beneficially own more than 5% of our outstanding Common Stock, and (iv) all directors and executive officers of Methes as a group. All shares of our Common Stock shown in the table reflect sole voting and investment power. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire presently or within 60 days of February 20, 2014 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder. All percentages computed based on 8,372,266 shares of Common Stock outstanding as of February 20, 2014.

Name and address of beneficial owner	Common Shares Beneficially Owned		Percent of Common Shares Beneficially Owned

Directors and Named Executive Officers
Michel G. Laporte	795,305	(1)	9.4%
John Pappain	6,518	(2)	*
Kebir Ratnani	32,594	(3)	*
Perichiyappan Senthilnathan	6,518	(4)	*
Anthony T. Williams	3,000	(5)	*

All directors and executive officers as a group(11 persons)	1,866,883	(6)	21.7%

5% Stockholders
Abraham Dyck 1B Maple Ave West Beeton, Ontario, L0G 1A0, Canada	434,593		5.2%
Johan (John) Loewen 4170 Slade View Cres. Unit 5 Mississauga, L5L 0A1 Canada	486,744	(1)	5.8%
Han Swoong (Nicholas) Ng 4170 Slade View Cres. Unit 5 Mississauga, L5L 0A1 Canada	486,744	(1)	5.8%

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
(6) Includes 238,025 shares underlying options and warrants beneficially owned by all directors and executive officers as a group.

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

Related Person Transactions

In January 2011, Methes borrowed $150,000 from Michel G. Laporte pursuant to a demand note bearing interest at 8% per annum. As of November 30, 2013, the balance owed on this note including interest was approximately $184,000. Mr. Laporte is the Chairman and Chief Executive Officer of Methes.

In fiscal year 2013, Methes borrowed a total of $623,000 from Michel G. Laporte pursuant to a demand note bearing interest at 8% per annum.  As of November 30, 2013, a total principal amount of $110,000 was repaid and the balance owed on this note including interest was approximately $535,000.

In September 2007, Methes entered into an exclusive manufacturing agreement with TKMS for the manufacture of its Denami processors.  Methes entered into a new exclusive manufacturing agreement with TKMS on August 27, 2012 for a three-year term expiring in August 2015.  During the years ended November 30, 2012 and 2013, Methes purchased equipment from TKMS in the amounts of $2,611,266 and $45,853, respectively.  Michael Hallman, Vice President of Project Development for Methes, is the son of Paul Hallman, the Chief Executive Officer and sole stockholder of TKMS.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Disclosure about Fees

The following table shows the aggregate fees that we paid or accrued for the audit and other services provided by MNP LLP (successor of MSCM LLP), our independent registered public accountants, for fiscal years 2013 and 2012:

	2013	2012
Audit fees	$128,825	$171,551
Audit related fees	—	—
Tax fees	3,640	—
All other fees	$—	26,940
Total fees	$132,465	$198,491

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

     1. Financial Statements. The following financial statements and the report of Methes’ independent auditor thereon, are filed herewith.

1.	Report of Independent Registered Public Accounting Firm
2.	Consolidated Balance Sheets as of November 30, 2013 and 2012
3.	Consolidated Statements of Operations for the years ended November 30, 2013 and 2012
4.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended November 30, 2013 and 2012
5.	Consolidated Statements of Cash Flows for the years ended November 30, 2013 and 2012
6.	Notes to Consolidated Financial Statements

     2. Financial Statement Schedules.

     None.

     3.Exhibits Incorporated by Reference or Filed with this Report.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Methes Energies International Ltd. filed on July 6, 2012(2)
3.1(a)	Certificate of Designation of Series A-1 10% Cumulative Convertible Preferred Stock filed on September 17, 2013 (9)
3.1(b)	Certificate of Correction to the Series A-1 Certificate of Designation filed on November 20, 2013*
3.1(c)	Certificate of Designation of Series A-2 10% Cumulative Convertible Preferred Stock filed on November 20, 2013*
3.2	2012 Amended and Restated Bylaws(1)
4.1	Specimen stock certificate(1)
4.2	Form of warrant agreement, including form of Class A and Class B warrants(4)
4.3	Specimen unit certificate(1)
4.4	Form of representative’s warrant(4)
4.5	Form of warrant agreement issued in the November Offering and the January Offering for 65,189 and 26,075 shares of Common Stock, respectively, at an exercise price of $7.67 per share(1)
4.6	Final Form of Placement Agent Warrant issued in the February 2013 Private Placement (5)
4.7	Promissory Note, dated July 11, 2013, in the principal amount of $1,536,000 (CDN$1,600,000), bearing interest at the rate of 12.0% per annum issued to 1730636 Ontario Limited (7)
4.8	Demand Grid Promissory Note issued to BridgingFactor Inc. dated August 13, 2013 (8)
4.9	Form of Warrant Agreement issued in the Common Stock Unit Offering (10)
10.1	Amended and Restated 2008 Directors, Officers and Employees Stock Option Plan(1)
10.2	2012 Directors, Officers and Employees Stock Option Plan(1)
10.3	Form of Non-Statutory Stock Option Agreement(1)
10.4	Form of Incentive Stock Option Agreement(1)
10.5	Form of 8% Demand Note made by the Company to World Asset Management, Inc. in the aggregate principal amount of $1,280,000; and Michael G. Laporte in the amount of $150,000(1)
10.5(i)	Commitment by noteholders to defer payment on Demand Notes(4)
10.6	Lease Agreement dated November 5, 2007, by and between Methes Energies Canada Inc. and The Erin Mills Development Corporation(1)
10.7	Non-Repayable Contribution Agreement dated February 9, 2009, by and between Methes Energies Canada Inc. and Canada(1)
10.8	Non-Repayable Contribution Agreement dated December 6, 2011, by and between Methes Energies Canada Inc. and Canada(1)
10.9	Promissory Notes from Methes to World Asset Management each in the amount of $500,000 and dated March 12 and April 26, 2012(2)
10.10	Letter re Term Loan Facility between Methes Energies Canada, Inc. and TCE Capital Corporation dated June 12, 2012(2)
10.11	Exclusive Marketing Agreement dated as of August 27, 2012 between Methes Energies Canada, Inc. and Turnkey Modular Systems, Inc.(3)
10.12	Form of Non-Statutory Stock Option Agreement under the 2012 Directors, Officers and Employees Stock Option Plan (7)

10.13	Form of Incentive Stock Option Agreement under the 2012 Directors, Officers and Employees Stock Option Plan(7)
10.14	Term Loan Facility Agreement between Methes Energies Canada, Inc. and 1730636 Ontario Limited, dated June 24, 2013 (7)
10.15	Security Agreement, dated July 11, 2013, between Methes Energies Canada, Inc. and 1730636 Ontario Limited securing the July 2013 Note (7)
10.16	Collateral Mortgage on the real property located at Sombra, Ontario securing the July 2013 Note (7)
10.17	Master Factoring Agreement between Methes Energies Canada, Inc. and BridgingFactor Inc. dated August 13, 2013 (8)
10.18	Security Agreement, dated August 13, 2013, between Methes Energies International Ltd. and BridgingFactor Inc. (8)
10.19	Security Agreement, dated August 13, 2013, between Methes Energies USA Ltd. and BridgingFactor Inc. (8)
14.1	Code of Ethics (6)
21.1	Subsidiaries of Methes Energies International Ltd.(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

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

(1)	Filed as an exhibit to our Registration Statement on Form S-1 (SEC No. 333-182302) on June 22, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment #1 to our Registration Statement on Form S-1 (SEC No. 333-182302) on August 14, 2012 and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment #2 to our Registration Statement on Form S-1 (SEC No. 333-182302) on August 30, 2012 and incorporated herein by reference.
(4)	Filed as an exhibit to Amendment #4 to our Registration Statement on Form S-1 (SEC No. 333-182302) on October 5, 2012 and incorporated herein by reference.
(5)	Filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2013 and incorporated herein by reference.
(6)	Filed as Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2012 and incorporated herein by reference.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 and incorporated herein by reference.
(8)	Filed on August 20, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2013 and incorporated herein by reference.
(10)	Filed on December 26, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Methes Energies International Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METHES ENERGIES INTERNATIONAL LTD.

Date: February 24, 2014	By:	/s/ Michel G. Laporte
Michel G. Laporte - Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Methes Energies International Ltd. and in the capacities indicated on this 24th day of February 2014.

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
Perichiyappan Senthilnathan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Methes Energies International Ltd. and Subsidiaries

Audited Consolidated Financial Statements
For the Fiscal Years Ended
November 30, 2013 and 2012

Reports of Independent Registered Public Accounting Firms	F-2 - F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board or Directors and Stockholders of
Methes Energies International Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Methes Energies International Ltd. (the "Company") as of November 30, 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements for the year ended November 30, 2012 were audited by other auditors who expressed an opinion without reservation on those statements in their audit report dated February 20, 2013.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Methes Energies International Ltd. and subsidiaries as of November 30, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

SIGNED: "MNP LLP"

Chartered Professional Accountants
Licensed Public Accountants
Toronto, Canada
February 24, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Methes Energies International Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Methes Energies International Ltd. and subsidiaries (the “Company”) as of November 30, 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Methes Energies International Ltd. and subsidiaries as of November 30, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Signed: “MSCM LLP”

Chartered Accountants
Licensed Public Accountants

Toronto, Ontario
February 20, 2013

METHES ENERGIES INTERNATIONAL LTD.
Consolidated Balance Sheets

(Expressed in US dollars)

	As at	As at
	November 30,	November 30,
	2012	2013

ASSETS

Current assets
Cash and cash equivalents	$402,724	$174,084
Accounts receivable, net (notes 3, 14 and 16)	303,418	1,154,916
Inventories (note 4)	1,196,798	801,063
Prepaid expenses and deposits	100,972	84,990
Deferred financing fees	26,334	49,139
Total current assets	2,030,246	2,264,192

Deposits	13,813	30,398
Property, plant and equipment, net (note 5)	8,231,826	8,178,694
Intangible assets, net (note 6)	413,027	393,015
Total assets	$10,688,912	$10,866,300

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Credit facility (note 9)	$-	$1,019,513
Accounts payable and accrued liabilities (notes 7 and 14)	1,762,666	2,977,957
Customer deposits	-	8,185
Short-term loans (note 8)	1,509,600	1,961,651
Payable to related parties and others (note 10)	1,617,999	2,251,402
Total liabilities	4,890,265	8,218,708

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; Nil and 260,782 shares issued or outstanding as at November 30, 2012 and 2013, respectively (note 12)	-	261
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,553,169 and 7,231,417 shares issued and outstanding at November 30, 2012 and 2013, respectively (note 12)	6,553	7,231
Additional paid-in capital	16,033,123	18,532,803
Accumulated deficit	(10,241,029)	(15,892,703)
Total stockholders' equity	5,798,647	2,647,592
Total liabilities and stockholders' equity	$10,688,912	$10,866,300

Commitments (note 15)

See accompanying notes to consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.
Consolidated Statements of Operations

(Expressed in US dollars)

	For the Year Ended November 30, 2012	For the Year Ended November 30, 2013

Revenue (notes 14 and 17)
Biodiesel sales	$5,801,146	$7,793,420
Feedstock sales	393,208	320,585
Glycerin sales	49,894	111,507
Government incentives (note 16)	299,540	547,046
Equipment sales (note 4)	(241,342)	7,567
Royalties	66,445	33,045
Others	180,857	56,767
	6,549,748	8,869,937
Cost of goods sold (note 4)	6,342,874	8,330,648
Gross profit	206,874	539,289

Operating expenses

Selling, general and administrative expenses (notes 5, 6, 12 and 13)	3,926,627	5,665,778
Loss before interest and taxes	(3,719,753)	(5,126,489)

Other income (expenses)
Interest expense (notes 8, 9 and 10)	(250,146)	(525,576)
Interest income	3,134	400
Loss before income taxes	(3,966,765)	(5,651,665)

Income taxes (note 11)	-	-
Net loss for the year	$(3,966,765)	$(5,651,665)

Net Loss Per Common Share - Basic and Diluted	$(0.67)	$(0.82)
Weighted average number of common shares - Basic and Diluted	5,961,659	6,904,706

See accompanying notes to consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.
Consolidated Statements of Stockholders' Equity
For the years ended November 30, 2012 and 2013

(Expressed in US dollars)

	Common Stock		Preferred Stock		Additional Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at November 30, 2011	5,734,447	$5,734	-	$-	$11,598,421	$(46,056)	$(6,274,264)	$5,283,835
Issuance of common stock for cash (note 12)	258,722	259	-	-	1,984,792	-	-	1,985,051
Issuance of units - IPO (note 12)	560,000	560	-	-	2,799,440	-	-	2,800,000
IPO issuance cost (note 12)	-	-	-	-	(996,477)	-	-	(996,477)
Issuance of common stock options to employees and officers (note 13)	-	-	-	-	246,949	-	-	246,949
Penalty shares (note 12)	-	-	-	-	399,998	-	-	399,998
Stock subscription	-	-	-	-	-	46,056	-	46,056
Net loss for the year	-	-	-	-	-	-	(3,966,765)	(3,966,765)
Balance at November 30, 2012	6,553,169	$6,553	-	$-	$16,033,123	$-	$(10,241,029)	$5,798,647
Issuance of common stock units under private placements (note 12)	653,248	653	-	-	2,149,347	-	-	2,150,000
Issuance Cost –Common Stock (note 12)	-	-	-	-	(368,611)	-	-	(368,611)
Issuance of Common Stock for services (note 12)	25,000	25	-	-	51,975	-	-	52,000
Issuance of preferred stock units under private placements (note 12)	-	-	260,782	261	622,239	-	-	622,500
Issuance cost – preferred shares (note 12)	-	-			(149,330)	-	-	(149,330)
Issuance of common stock options to employees and officers (note 13)	-	-	-	-	194,060	-	-	194,060
Dividends payable on preferred stock units	-	-	-	-	-	-	(9)	(9)
Net loss for the year	-	-	-	-	-	-	(5,651,665)	(5,651,665)
Balance at November 30, 2013	7,231,417	$7,231	260,782	$261	$18,532,803	$-	$(15,892,703)	$2,647,592

See accompanying notes to consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.
Consolidated Statements of Cash Flows

(Expressed in US dollars)

	For the Year Ended November 30, 2012	For the Year Ended November 30, 2013
Cash flow from operating activities:
Net loss for the year	$(3,966,765)	$(5,651,665)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	258,414	463,825
Non-cash stock compensation	246,949	194,060
Unrealized foreign exchange loss (gain)	44,700	(120,966)
Penalty share expense (note 12)	399,998	-
Deferred financing fees amortization	-	48,388
Accrued interest expense	-	164,306
Bad debts	-	25,970
Write-down of processing equipment (note 4)	-	115,600
Changes in operating assets and liabilities:
Accounts receivable	818,905	(877,468)
Inventories	(9,356)	280,135
Prepaid expenses, deposits and employee loans	(87,809)	(603)
Accounts payable and accrued liabilities	(678,827)	1,215,283
Customer deposits	-	8,185
Net cash used in operating activities	$(2,973,791)	$(4,134,950)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,657,100)	(390,490)
Additions to intangibles assets	(30,000)	(192)
Net cash used in investing activities	$(4,687,100)	$(390,682)

Cash flows from financing activities:
Credit facility (note 9)	-	1,019,513
Advances of short term loans (note 8)	1,464,900	1,938,040
Repayments of short term loans (note 8)	-	(1,444,350)
Advances from related parties and other	1,097,118	692,258
Repayments to related parties and other	-	(143,835)
Deferred financing fees	(26,334)	(71,193)
Issuance of Common Stock/Units, net of issuance costs	3,834,630	1,833,389
Issuance of Preferred Stock/Units, net of issuance costs	-	473,170
Net cash provided by financing activities	$6,370,314	$4,296,992

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,290,577)	(228,640)
Cash and cash equivalents, beginning of year	1,693,301	402,724

CASH AND CASH EQUIVALENTS, END OF YEAR	$402,724	$174,084

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$151,665	$361,270

See accompanying notes to consolidated financial statements

1.  NATURE OF THE BUSINESS AND FINANCING REQUIREMENTS

Methes Energies International Ltd. (the “Company”, or “Methes”) was incorporated on June 27, 2007 in the State of Nevada. Methes, through its operations in Canada and the United States, is a biodiesel processing equipment provider and a biodiesel producer. The Company has developed biodiesel processing equipment to produce biodiesel from recycled oils. The Company, through its wholly-owned subsidiary Methes Energies Canada Inc. (“Methes Canada”), operates two biodiesel manufacturing facilities; one is located in Mississauga, Ontario with a nameplate production capacity of 1.3 million gallons per year (mmgy), and the second facility is capable of producing 13.0 mmgy of biodiesel located in Sombra, Ontario. In addition to Methes Canada, Methes Energies USA Ltd. ("Methes USA") was incorporated as the wholly-owned subsidiary of the Company on June 27, 2007.

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

As at November 30, 2013, due in large part to the funds spent to develop and build the Sombra facility, the Company had a working capital deficiency of $5,954,516. In order to meet its objectives, the Company required additional financing at November 30, 2013 to get the second machine at Sombra operational and to fund working capital. The Company anticipates that its Sombra facility will generate positive cash flow from operations and will operate profitably once full-scale commercial operations are achieved in the second quarter of fiscal year 2014. It is management’s opinion that the anticipated positive cash flows from operations, cash from additional and refinanced loans along with the proceeds from the subsequent Private Placement referred to in Note 18, will be sufficient to meet the Company’s financing requirements for at least the next 12 months.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)
Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are expressed in United States dollars. The Company’s fiscal year-end is November 30.

The Company is an emerging growth company (EGC) pursuant to Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under Section 102(b) of the JOBS Act, the Company has elected to apply any new or revised financial accounting standard on the same date a company that is not an issuer is required to apply the new or revised accounting standard, if the standard applies to a non-issuer. If the new or revised accounting standard does not apply to a non-issuer, then the Company will apply it according to the transition provisions for a non-EGC. The Company’s election to use the extended transition period for complying with new or revised accounting standards under Section 102(b) of the JOBS Act had no impact on the consolidated financial statements as of November 30, 2013 and 2012.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

c)
Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Areas involving significant estimates and assumptions include: inventory valuation reserves; allowance for doubtful accounts; deferred income tax liabilities and assets, and related valuation allowances; expected future cash flows used in evaluating intangible assets and property, plant and equipment for impairment; estimated useful life of property, plant and equipment and intangible assets; and valuation of stock options and broker warrants. The estimates and assumptions made require judgment on the part of management and are based on the Company’s historical experience and various other factors that are believed to be reasonable in the circumstances. Management continually evaluates the information that forms the basis of its estimates and assumptions as the business of the Company and the business environment generally changes. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, the Company’s consolidated financial statements could be materially impacted.

d)
Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist primarily of bank deposits held in the United States and Canada.

e)
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

f)
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

g)
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

h)
Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with FASB ASC 705 “Cost of Sales and Services”. Shipping and handling costs for the years ended November 30, 2012 and 2013 were $344,146 and $309,675, respectively. Costs related to raw materials purchased, are included in inventory or cost of goods sold, as appropriate. While amounts charged to customers for shipping product are included in revenues, the related outbound freight costs are included in expenses as incurred.

i)
Deferred Financing Fees

Costs directly incurred in connection with the IPO were recorded as deferred financing fees until the completion of the IPO. These deferred financing fees were charged against additional paid-in capital upon completion of the IPO. Financing fees relating to other financing arrangements are deferred and amortized over the term of the respective loan. Deferred financing fees as at November 30, 2012 and 2013 were $26,334 and $49,139, respectively.

j)
Financial Instruments

The Company’s financial instruments recognized in the consolidated balance sheets and included in working capital consist of cash and cash equivalents, accounts receivable, credit facility, accounts payable and accrued liabilities, amounts due to related parties and other,  and short-term loan. The fair values of these instruments approximate their carrying values due to their short-term maturities.

k)
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

l)
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

m)
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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Potential tax benefits from net operating losses and foreign tax credit carry forwards are not recognized by the Company until their realization is more likely than not. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  The Company has determined that there were no material uncertain tax positions as at November 30, 2012 and 2013.

n)
Stock-based Compensation

The Company maintains a stock-based compensation plans under which incentive stock options to buy Common Stock may be granted to directors, officers and employees. Pursuant to ASC 718, the Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted. The fair values of stock options are estimated at the date of grant using the Black-Scholes option pricing model, that require the input of highly subjective assumptions. Measured compensation cost is recognized ratably over the vesting period of the related stock-based compensation award. The amount recognized as expense is adjusted to reflect the number of stock options expected to vest. When exercised, stock options are settled through the issuance of Common Stock and are therefore treated as equity awards. The expected volatility of our Common Stock is estimated using an average of volatilities of publicly traded companies in similar renewable energy businesses.

o)
Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line basis at the following annual rates reflecting the estimated useful lives of the assets:

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Sombra facility:
Building	40 years
Equipment	5 years
Equipment - Denami 3000	25 years
Computer equipment	2 years
Vehicle	10 years

Mississauga facility:
Computer equipment	2 years
Leasehold improvements	Over the lease term
Equipment and fixtures	5 years
Equipment - Denami 600	25 years

p)
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

q)
Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If impairment exists based on expected future undiscounted cash flows, a loss is recognized in income. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset, typically based on discounted future cash flows. The Company has assessed its long-lived assets and has determined that there was no impairment in their carrying amounts at November 30, 2012 and 2013.

r)
Per Share Data

Basic earnings per share (“EPS”) is determined by dividing net earnings available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the year. In computing diluted EPS, the average number of shares of Common Stock outstanding is increased by Common Stock options and warrants outstanding if the exercise prices were lower than the average market price of Common Stocks using the treasury stock method. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. Potentially dilutive shares include 1,267,264 warrants and 383,310 Common Stock options issued and outstanding as at November 30, 2012 and 2,678,872 warrants, 260,782 Preferred Stock and 465,931 Common Stock options issued and outstanding as at November 30, 2013. All outstanding warrants, preferred stocks and options have an anti-dilutive effect on the loss per share and are therefore excluded from the determination of the 2012 and 2013 diluted loss per share calculation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

s)
Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011- 08, Intangibles - Goodwill and Other, which amends ASC Topic 350 and the current guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If an entity determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   The Company adopted this statement effective December 1, 2012. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

3.  ACCOUNTS RECEIVABLE

The following schedule provides an analysis of the Company’s accounts receivable:

	As at November 30, 2012	As at November 30, 2013

Trade receivables	$333,418	$1,184,916
Allowance for doubtful accounts	(30,000)	(30,000)

	$303,418	$1,154,916

4.  INVENTORIES

Inventories consisted of the following:

	As at November 30, 2012	As at November 30, 2013

Raw materials	$330,627	$345,049
Finished goods	739,205	444,648
Equipment (i)	126,966	11,366

	$1,196,798	$801,063

(i)	During fiscal 2013, certain previously returned oil processing research and development related equipment having a cost of $115,600 was written down and is included in cost of goods sold. .

5. PROPERTY, PLANT AND EQUIPMENT

	As at November 30, 2012
		Accumulated	Net Book
	Cost	Depreciation	Value
Sombra site:
Land	$409,134	$-	$409,134
Building	2,820,294	168,663	2,651,631
Equipment	727,020	257,475	469,545
Equipment - Denami 3000	3,964,293	25,059	3,939,234
Mississauga site:
Computer equipment	30,014	20,589	9,425
Leasehold improvements	102,202	45,218	56,984
Equipment and fixtures	255,463	146,782	108,681
Equipment - Denami 600	720,042	132,850	587,192

	$9,028,462	$796,636	$8,231,826

5. PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

	As at November 30, 2013
		Accumulated	Net Book
	Cost	Depreciation	Value
Sombra site:
Land	$409,134	$-	$409,134
Building	2,944,356	241,910	2,702,446
Equipment	775,865	385,400	390,465
Equipment - Denami 3000	4,164,968	189,527	3,975,441
Computer equipment	11,835	5,917	5,918
Vehicle	11,622	291	11,331
Mississauga site:
Computer equipment	23,464	22,148	1,316
Leasehold improvements	102,201	55,610	46,591
Equipment and fixtures	255,463	177,801	77,662
Equipment - Denami 600	720,042	161,652	558,390

	$9,418,950	$1,240,256	$8,178,694

Total depreciation expense included in selling, general and administrative expenses in the consolidated statements of operations related to property, plant and equipment for the year ended November 30, 2012 and 2013 was $241,083 and $443,619, respectively.

6.  INTANGIBLE ASSETS

The major components of finite-lived intangible assets, which consist of acquired intellectual property for the design and engineering of biodiesel processor equipment, were as follows:

	As at November 30, 2012
		Accumulated	Net Book
	Cost	Amortization	Value

Denami 600	$414,174	$91,477	$322,697
Denami 3000	90,735	405	90,330

	$504,909	$91,882	$413,027

	As at November 30, 2013
		Accumulated	Net Book
	Cost	Amortization	Value

Denami 600	$414,174	108,045	$306,129
Denami 3000	90,927	4,041	86,886

	$505,101	$112,086	$393,015

Total amortization expense included in selling, general and administrative expenses in the consolidated statements of operations related to intangible assets for the year ended November 30, 2012 and 2013 was $17,331and $20,206, respectively.

Estimated future aggregate amortization expense for fiscal years ending November 30 is as follows:

	2014	2015	2016	2017	2018	Thereafter

Amortization expense	$20,202	$20,202	$20,202	$20,202	$20,202	$292,005

7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	As at November 30, 2012	As at November 30, 2013

Accounts payable	$1,128,115	$2,766,661
Accrued liabilities	634,551	211,296

	$1,762,666	$2,977,957

8. SHORT-TERM LOAN S
	As at November 30, 2012	Advances and Reallocations	Interest Accrued	Repayments	Foreign Exchange Adjustments	As at November 30, 2013

Term loan (June 2012)	$1,509,600	$-	$-	$(1,444,350)	$(65,250)	$-
Term loan (July 2013)	-	1,540,640	-	-	(34,080)	1,506,560
Promissory note (i)	-	49,333	3,200	-	-	52,533
Promissory note (ii)	-	397,400	25,915	-	(20,757)	402,558

	$1,509,600	$1,987,373	$29,115	$(1,444,350)	$(120,087)	$1,961,651

Term loan (June 2012)

On June 20, 2012, Methes Canada entered into a term loan facility agreement with a lender that allows Methes Canada to borrow up to $1,412,400 (historical amount of $1,464,900 or CDN$1,500,000). The term loan, which was drawn in late June 2012, was repayable in 12 months and bore interest at 23% per annum. The loan was fully repaid in July 2013 from another term loan entered into on July 12, 2013 discussed below. Interest expense incurred during the year ended November 30, 2012 and 2013 was $149,375 and $212,635, respectively.

Term loan (July 2013)

On July 12, 2013, Methes Canada entered into a term loan facility agreement with a lender (the “Agreement”) pursuant to which Methes Canada is able to borrow up to $1,506,560 (historical amount of $1,540,640 or CDN$1,600,000) for a term of 12 months at an interest rate of 12% per annum (the “July 2013 Facility”). Under the terms of the Agreement, interest is payable monthly and outstanding principal is due at maturity. Outstanding principal would be prepayable after six months upon 30 days’ notice and payment of a penalty equal to one-month's interest. The July 2013 Facility is collateralized by a security agreement from Methes Canada on certain of its assets except for accounts receivable and inventory and a first collateral mortgage on its real property located at Sombra, Ontario.  The July 2013 Facility prohibits payment of debt owed by the Company to certain of its stockholders and a director (see note 10) during the life of the facility and contains other customary debt covenants. See note 18, Subsequent Events, for discharging and refinancing of this loan.

Interest expense incurred during the year ended November 30, 2012 and 2013 was $nil and $70,897, respectively.

The proceeds from the July 2013 Facility were used to repay the term loan (June 2012) of $1,444,350 (historical amount of $1,464,900 or CDN$1,500,000).

8. SHORT-TERM LOANS (CONTINUED)

Promissory Notes:

(i)
In January 2010, the Company borrowed $40,000 from a lender and issued to the lender a demand promissory note in the principal amount of $40,000 bearing interest of 8% per annum.  Repayment of the loan and payment of the accrued interest is due upon demand. Interest expense incurred during the year ended November 30, 2012 and 2013 was $3,200 and $3,200, respectively.  Previously, this loan was grouped as payable to related party as the lender held stocks of the Company.  As at November 30, 2013, no stocks are held by the lender and therefore this loan has been regrouped under short-term loans.

(ii)
On January 26, 2013, the Company borrowed $376,640 (historical amount of $397,400 or CDN $400,000) from a lender and issued to the lender a demand promissory note in the principal amount of CDN $400,000 bearing interest of 8% per annum (the "January 2013 Note"). Repayment of the loan and payment of the accrued interest will be due upon demand. Interest expense incurred during the year ended November 30, 2012 and 2013 was $nil and $25,915, respectively. On January 17, 2014, this note was partially settled through issuance of shares of Common Stock. On January 30, 2014, a part of this note was settled through cash repayment.  See 'Subsequent Events', Note 18.

9.   CREDIT FACILITY

On August 16, 2013, Methes Canada entered into and closed on a working capital loan facility from a Toronto, Ontario lending firm (the “Working Capital Facility”). Under the Working Capital Facility, Methes Canada may borrow up to $1,500,000 for its Sombra, Ontario biodiesel manufacturing plant, of which up to $750,000 may be from cash advances against Methes Canada’s accounts receivables through factoring of accounts receivable with full recourse and up to an additional $750,000 in cash advances for use exclusively to purchase feedstock for the production of biodiesel. The Working Capital Facility is secured by a pledge of the accounts receivable and inventory of Methes Canada and Methes USA.

In connection with all borrowings to purchase feedstock, Methes Canada issued a promissory note to the lender bearing a per annum interest rate equal to the Bank of Montreal Prime Rate plus sixteen percent (16%) and is due and payable upon the earlier of demand or August 13, 2014. The effective interest rate as of November 30, 2013 was 19% (16% plus 3% prime rate).  Under the terms of the promissory note, interest only is payable monthly on the last business day of each calendar month. Cash advances against accounts receivables will be based on the amount of the receivables net of a purchase discount as agreed with the lender with an interest rate of Bank of Montreal Prime Rate plus three percent (3%).  Effective interest rate as of November 30, 2013 was 6% (3% plus 3% prime rate). The amounts outstanding under this promissory note must be recorded on the grid schedule provided by the lender. As of November 30, 2013 there is a balance of $1,019,513 payable to the lender under the Working Capital Facility (November 30, 2012 - $nil).

Interest expense incurred for the year ended November 31, 2012 and 2013 was $nil and $65,822, respectively.

10. PAYABLE TO RELATED PARTIES AND OTHERS

Payable to related parties is comprised of the following:

	As at November 30, 2012	As at November 30, 2013

Michel G. Laporte (stockholder and Director)	$172,389	$719,230
World Asset Management Inc. (stockholder)	1,396,277	1,495,477
Soft Diffusion SA (see note 8 (i))	49,333	-
Other loan	-	36,695

	$1,617,999	$2,251,402

The payables to related parties and others bear interest at a rate of 8% per annum, are unsecured and repayable on demand.  The related parties and others have agreed in writing to postpone the repayment of their debts in favour of the credit facility referred to in note 9. Interest expense for the year ended November 30, 2013 was $135,191 ($97,118  for the year ended  November 30, 2012).

11. INCOME TAXES

The following table reconciles the expected income tax recovery at the statutory federal income tax rate of 34% to the amount recognized in the statements of operations:

	Year Ended November 30, 2012	Year Ended November 30, 2013

Loss before income taxes	$3,966,765	$5,651,665
Expected income tax recovery	(1,388,368)	(1,978,080)
Non-deductible expenses	220,364	74,570
Difference in foreign tax rates, changes in tax rate, foreign exchange impact on translation of tax base and other adjustments	87,315	558,030
Change in valuation allowance	1,080,689	1,345,480
	$-	$-

The Company’s deferred income tax assets and liabilities, which are primarily related to Canada, are as follows:

	As at November 30, 2012	As at November 30, 2013
Deferred income tax assets

Non-capital losses carried forward	$2,453,326	$4,024,820
Less: allocated against deferred tax liabilities	(405,383)	(631,390)
Less: valuation allowance	(2,047,943)	(3,393,430)

	$-	$-

Deferred tax liabilities

Property, plant and equipment and intangible assets	$405,383	$631,390
Less: offset by deferred tax assets	(405,383)	(631,390)

	$-	$-

Since inception to November 30, 2013 the Company has incurred net losses, primarily related to Canada, for tax purposes of $16,211,333, which expire at various times through fiscal 2033. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. However, the potential tax benefit of net operating losses has not been recognized in these consolidated financial statements due to the uncertainty of their realization.

As at November 30, 2013 and 2012, the Company is not subject to any uncertain tax positions.

12. STOCKHOLDERS’ EQUITY

         Common Stock

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 and had 6,553,169 and 7,231,417 shares of Common Stock issued and outstanding as of November 30, 2012 and 2013, respectively.

	No. of Shares	Price per Share
Common Stock

Balance as at November 30, 2011	5,734,447
Issuance for cash	258,722	$7.67
October 2012 – IPO issuance	560,000	$5.00
Balance as at November 30, 2012	6,553,169
February 2013 Private Placement	425,000	$4.00
August 2013 Private Placement	28,248	$1.77
November 2013 Private Placement	200,000	$2.00
November 2013 Issuance	25,000	$2.08

	7,231,417

February 2013 Private Placement:

In the February 2013 Private Placement, the Company issued 425,000 Units to accredited investors at a price of $4.00 per unit and raised net proceeds of approximately $1,493,850, after deducting the sales commission and fees. Each Unit consists of one share of Common Stock, one Class A Warrant and one Class B Warrant, identical to the securities issued under the IPO. Each Class A and Class B warrant is exercisable to purchase one share of Common Stock at $7.50 and $10.00, respectively, and expires on October 12, 2017.

In connection with the issuance of the Units in the February 2013 Private Placement, the Company issued warrants to purchase an aggregate of 42,500 Units, with an exercise price of $4.20 per Unit, to the placement agents for the February 2013 Private Placement. The fair value of these warrants on the issuance date was $101,600, which has been recorded to additional paid-in capital. This amount was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 0.89%, a dividend yield of 0%, and an expected volatility of 75% (see Stock Warrants table below).

August 2013 Private Placement:

In August 2013, the Company raised gross proceeds of $50,000 in the Regulation S Private Placement, pursuant to which it issued 28,248 shares of Common Stock and 28,248 Regulation S Warrants.  Under the Regulation S Private Placement, the Company is authorized to sell, issue and deliver up to 1,000,000 units at a price per unit equal to the closing price per share of Common Stock on the trading day immediately preceding each closing plus $0.125.  Each unit consists of one share of Common Stock and one Regulation S Warrant.

November 2013 Private Placement:

In November 2013, the Company commenced a private offering of 1,281,161 common stock units ("Common Stock Units") at $2.00 per unit (the “Common Stock Unit Private Placement”).  Each unit consisted of one share of Common Stock and one five year Common Stock purchase warrant to purchase one share of Common Stock at an exercise price of $4.00 per share, which are exercisable beginning six months after the issuance date (the “Common Stock Warrant”).  In November 2013, the Company sold an aggregate of 200,000 Common Stock Units to accredited investors and raised net proceeds of approximately $363,000, after deducting the sales commission and fees, in the Common Stock Unit Private Placement. (see Note 18 "Subsequent Events” for sale of the remaining Common Stock Units).

In connection with the issuance of some of the units in the Common Stock Unit Private Placement, the Company issued warrants to purchase an aggregate of 5,000 Common Stock Units, with an exercise price of $2.00 per unit, to the placement agents for the Common Stock Unit Private Placement. The fair value of these warrants on the issuance date was $6,400, which has been recorded to additional paid-in capital. This amount was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.36%, a dividend yield of 0%, and an expected volatility of 75%. (Issued December 20, 2013).

 12. STOCKHOLDERS’ EQUITY (CONTINUED)

November 2013 Issuance:

On November 18, 2013, the Company entered into a Consulting Agreement pursuant to which it agreed to issue 100,000 shares of Common Stock in four equal installments to a consultant as payment for services rendered and to be rendered by the consultant to the Company.  The number of shares of Common Stock was determined based on the $2.08 per share closing market price on November 18, 2013.  To date, 25,000 shares of Common Stock have been issued to a consultant pursuant to the Consulting Agreement.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock with a par value of $0.001 and had nil and 260,782 shares of preferred stock issued or outstanding as of November 30, 2012 and 2013.

	No. of Shares	Price per Share
Preferred Stock

Balance as at November 30, 2012	-
Series A-1 Private Placement	138,654	$2.38
Series A-2 Private Placement	122,128	$2.395

	260,782

Series A-1 Private Placement:

In September 2013, the Company issued 138,654 units to accredited investors at a price of $2.38 per unit (the “Series A-1 Units”) under its Series A-1 Preferred Stock private placement and raised net proceeds of approximately $251,300, after deducting the sales commission and fees. Each unit consists of one share of Series A 10% Cumulative Convertible Preferred Stock, par value $0.001 per share of the Company (“Series A Preferred Stock”) and one five year Common Stock purchase warrant to purchase one share of Common Stock at an exercise price of $4.00 per share, which are exercisable beginning six months after the issuance date (the “Series A Warrant”).

In connection with the issuance of the Series A-1 Units, the Company issued warrants to purchase an aggregate of 13,865 Series A-1 Units, with an exercise price of $2.38 per Unit, to the placement agents for the Private Placement. The fair value of these warrants on the issuance date was $10,330, which has been recorded to additional paid-in capital. This amount was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.74%, a dividend yield of 10%, and an expected volatility of 75%. (see Stock Warrants table below).

Series A-2 Private Placement:

In October 2013, the Company issued 122,128 units to accredited investors at a price of $2.395 per unit (the “Series A-2 Units”) under its Series A-2 Preferred Stock private placement and raised net proceeds of approximately $221,610, after deducting the sales commission and fees. Each unit consists of one share of Series A 10% Cumulative Convertible Preferred Stock, par value $0.001 per share of the Company (“Series A Preferred Stock”) and one five year Common Stock purchase warrant to purchase one share of Common Stock at an exercise price of $4.00 per share, which are exercisable beginning six months after the issuance date (the “Series A Warrant”).

In connection with the issuance of the Series A-2 Units, the Company issued warrants to purchase an aggregate of 12,213 Series A-2 Units, with an exercise price of $2.395 per Unit, to the placement agents for the Private Placement. The fair value of these warrants on the issuance date was $8,500, which has been recorded to additional paid-in capital. This amount was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.29%, a dividend yield of 10%, and an expected volatility of 75%. (see Stock Warrants table below).

Stock Warrants Table

	Grant Date	Exercise Period	No of Warrants	Exercise Price per share	Fair Value of Broker Warrants

Balance as at November 30, 2011	Nov. 23, 2011	2 years from October 1, 2013	65,189	$5.00
Warrants issued	Jan. 27, 2012	2 years from October 1, 2013	26,075	$5.00
Class A warrants - IPO related	Oct. 12, 2012	5 years from October 30, 2013	560,000	$7.50
Class B warrants - IPO related	Oct. 12, 2012	5 years from October 30, 2013	560,000	$10.00
Broker Warrants related to IPO	Oct. 12, 2012	5 years from October 30, 2013	56,000	$6.00	$159,250
Class A warrants	Oct. 25, 2012	5 years from October 30, 2013	2,000	$7.50
Class B warrants	Oct. 25, 2012	5 years from October 30, 2013	2,000	$10.00

Balance as at November 30, 2012			1,271,264

Class A warrants - Private Placement	Feb. 19, 2013	5 years from grant date	425,000	$7.50
Class B warrants - Private Placement	Feb. 19, 2013	5 years from grant date	425,000	$10.00
Broker warrants - Private Placement	Feb. 19, 2013	5 years from grant date	42,500	$4.20	$101,600
Common stock warrants - Private Placement	Aug. 21, 2013	5 years from grant date	28,248	$4.00
Common stock warrants - Private Placement	Sept. 17, 2013	5 years from grant date	138,654	$4.00
Broker warrants - Private Placement	Sept. 17, 2013	5 years from grant date	13,865	$2.38	$10,330
Common stock warrants - Private Placement	Oct. 29, 2013	5 years from grant date	122,128	$4.00
Broker warrants - Private Placement	Oct. 29, 2013	5 years from grant date	12,213	$2.40	$8,500
Common stock warrants - Private Placement	Nov. 4, 2013	5 years from grant date	150,000	$4.00
Common stock warrants - Private Placement	Nov. 27, 2013	5 years from grant date	50,000	$4.00

Balance as at November 30, 2013			2,678,872

During the year ended November 30, 2012, the Company issued 258,722 shares of Common Stock for cash at $7.67 per share and 26,075 Common Stock warrants at an exercise price of $7.67.  On October 1, 2013, the warrants were amended to extend the exercise period of one year from IPO issuance to two years from October 1, 2013 and decrease the exercise price from $7.67 to $5.00 per share.

 12. STOCKHOLDERS’ EQUITY (CONTINUED)

On November 23, 2011, the Company issued together with 130,378 shares of Common Stock, 65,189 Common Stock warrants at an exercise price of $7.67. The warrants were initially exercisable for a period of one year commencing from the date the Company starts trading publicly on the NASDAQ or the NYSE MKT. On October 1, 2013, the warrants were amended to extend the exercise period of one year from IPO issuance to two years from October 1, 2013 and decrease the exercise price from $7.67 to $5.00 per share.The warrant holders are generally protected from anti-dilution by adjustments for any stock dividends, stock split, combination or other recapitalizations. In addition, the Company was required to issue or cause to be transferred 52,151 shares of additional Common Stock as penalty shares on behalf of the Company, should the Company not be listed on the NASDAQ or the NYSE MKT, and did not meet certain operating requirements, on or before July 1, 2012. As the Company was not listed on the NASDAQ or the NYSE MKT, and did not meet certain operating requirements, by July 1, 2012, a Company's shareholder, Softdiffusion SA, transferred 52,151 shares of Common Stock with an estimated fair value of $7.67 per share to a new stockholder as settlement for the penalty share obligation. The estimated fair value of $399,998 for these shares have been recorded by the Company as part of the general and administrative expenses and charged to additional paid-in capital for the fiscal year ended November 30, 2012.

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

13. STOCK-BASED COMPENSATION

The Company’s Amended and Restated 2008 Directors, Officers and Employees Stock Option Plan, was originally approved by stockholders at the annual general meeting of the Company held on December 5, 2007, and subsequently amended by the stockholders on July 23, 2008. This plan was established to enable the Company to attract and retain the services of highly qualified and experienced directors, officers, employees and consultants and to give such persons an interest in the success of the Company and its subsidiaries. The total number of shares currently authorized under the plan is 391,134. The options and awards will be granted at the discretion of the Board of Directors. Options issued under the plan that are deemed to be incentive stock options will be priced at not less than 100% of the fair market value of the common shares at the date of the grant, subject to certain limitations for 10 percent stockholders. The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model using the following assumptions:

13. STOCK-BASED COMPENSATION (CONTINUED)

Fiscal Year ended November 30,	2012	2013

Exercise price ($)	7.67	7.67
Risk-free interest rate	1.92% to 2.08%	1.59%
Expected term (Years)	10	10
Expected volatility	100%	100%
Expected dividend yield	0%	0%
Fair value of option ($)	6.86 to 6.90	1.83
Expected forfeiture rate	Nil	Nil

All the grants vest quarterly over a two year period and expire on the tenth anniversary of the grant date. The following table summarizes the stock option activities of the Company:

Number of options
Outstanding as of November 30, 2011	338,983
Granted	44,327
Outstanding as of November 30, 2012	383,310
Granted	10,000
Cancelled/forfeited	(27,379)
Outstanding as of November 30, 2013	365,931

As of November 30, 2013 the Company has granted a total of 365,931 options to purchase common stock to employees, directors and advisory board members, all of which are currently outstanding and of which 353,922 are vested and exercisable. All of these outstanding stock options have an exercise price above the average market price.

The Company recorded $246,949 and $87,907 in general and administrative expenses for share-based compensation expense for the years ended November 30, 2012 and 2013, respectively, with corresponding credits to additional paid-in capital. As of November 30, 2013, the total fair value of the options granted to employees at the respective grant dates was $1,476,973, of which the unrecognized portion of $13,088 related to the unvested shares associated with these stock option grants will be recognized over a period of two years. The Company will issue new shares upon exercise of the stock options.

2012 Option Plan:

Under the Company’s 2012 Directors, Officers and Employees Stock Option Plan the Company granted a total of 100,000 options to purchase Common Stock to its four independent directors and chief financial officer on April 2, 2013.  The total number of shares currently authorized under the plan is 400,000.  The options and awards will be granted at the direction of the Board of Directors. Options issued under the plan that are deemed to be incentive stock options will be priced at not less than 100 percent of the fair market value of the shares of Common Stock underlying the options at the date of the grant, subject to certain limitations for 10 percent stockholders. The fair value of each option granted was estimated at the time of grant using the Black-Scholes option pricing model.

13. STOCK-BASED COMPENSATION (CONTINUED)

Fiscal Year ended November 30,	2012	2013

Exercise price ($)	NA	3.94
Risk-free interest rate	NA	0.78%
Expected term (Years)	NA	5
Expected volatility	NA	100%
Expected dividend yield	NA	0%
Fair value of option ($)	NA	2.93
Expected forfeiture rate	NA	Nil

All the grants vest yearly at the rate of 1/3 starting on the first year anniversary of the grant date and expire on the fifth anniversary of the grant date. The following table summarizes the stock option activities of the Company.

Number of options
Outstanding as of November 30, 2012	—
Granted	100,000
Exercised	—
Cancelled/forfeited	—
Outstanding as of November 30, 2013	100,000

The share-based compensation for the fiscal year end November 30, 2013 was $106,152 (November 30, 2012 - $nil).

As of November 30, 2013 the Company has granted options to purchase a total of 100,000 shares of Common Stock at an exercise price of $3.94 per share, to its four independent directors and chief financial officer, all of which are currently outstanding and of which none are vested and exercisable. All of these outstanding stock options have an exercise price equal to the fair market price on the date of grant. As of November 30, 2013, the total fair value of the options granted to the independent directors and chief financial officer at the respective grant dates was $292,174, of which the unrecognized portion of $186,022 related to the unvested shares associated with these stock option grants will be recognized over a period of three years.

14. FAIR VALUE MEASUREMENTS, CONCENTRATIONS AND RISK

a)	The Company's cash and cash equivalents, which are carried at fair value, are classified as a level 1 financial instrument at November 30, 2012 and 2013.

b)	The Company is exposed to the following concentrations of risk:

Major Customers

The Company's revenue was earned primarily from two major customers in 2013 comprising  67% and 30% of total revenue (2012 – revenue earned primarily from three major customers comprising 39%, 26% and 21% of total revenue).

 As at November 30, 2013, the accounts receivable  balance from the two major customers was $659,902 and $26,083 respectively (as at November 30, 2012 the accounts receivable balance from three major customers was $nil, $nil and $26,128 respectively).

Major Vendor

The Company has an exclusive agreement to manufacture biodiesel processor equipment with a third party equipment manufacturer expiring in August 2015. During the year ended November 30, 2013, the Company made purchases of $45,853 (November 30, 2012 - $2,611,266) from this equipment manufacturer. As of November 30, 2013, the Company has accounts payable of $21,856 (2012 - $51,414) owing to this equipment manufacturer.

The Company’s major purchases of feedstock oil and biodiesel from third parties were primarily from three major vendors in fiscal 2013 comprising total purchases of $2,326,125, $1,754,302 and $1.720,589 (fiscal 2012 –two major vendor comprised total purchases of $2,198,053 and $1,376,403)
As at November 30, 2013, the accounts payable balance from the three major vendors in 2013 were $nil, $1,053,479 and $575,043 (as at November 30, 2012 – the accounts payable balance from the two major vendors was $335,101 and $454,887).

14. FAIR VALUE MEASUREMENTS, CONCENTRATIONS AND RISK (CONTINUED)

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and marketing in Canada and sales in the United States.  Changing political climates in Canada and the United States could have a significant effect on the Company’s business.

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

The Company minimizes credit risk by routinely reviewing the credit risk of the counterparty to the arrangement and has maintained an allowance for doubtful accounts of $30,000 related to credit risk as at November 30, 2013 and $30,000 as at November 30, 2012, which is considered adequate. Amounts of $26,128 and $685,985 were due from major customers as at November 30, 2012 and November 30, 2013, respectively.

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

Included in selling general and administrative expenses are foreign currency gains for the fiscal year ended November 30, 2013 of $127,450 (2012 - $37,875).

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

As at November 30, 2013, due in large part to the funds spent to develop and operate the Sombra facility, the Company had a working capital deficiency of $5,954,516. In order to meet its objectives, the Company required additional financing at November 30, 2013 to get the second machine at Sombra operational and to fund working capital.

The Company anticipates that its Sombra facility will generate positive cash flow from operations and will operate profitably once full-scale commercial operations are achieved in the second quarter of fiscal year 2014. It is management’s opinion that the anticipated positive cash flows from operations, cash from additional and refinanced loans along with the proceeds from the subsequent Private Placement referred to in Note 18 will be sufficient to meet the Company’s cash requirements for at least the next 12 months.

15. COMMITMENTS

Building Leases:

Methes Canada is a party to a lease agreement for the Mississauga facility and to a sublease agreement for a unit adjacent to its Mississauga facility. On September 28, 2012, the Company re-negotiated and renewed a combined five year lease term for both of these facilities starting from January 1, 2013 to December 31, 2017. The renewed lease term provides for a two month rent free period in 2013.

As at November 30, 2013, Methes Canada must pay, in addition to other amounts such as its pro rata share of taxes, the following amounts over the term of the lease:

Annual
Minimum Rent

2014	$139,110
2015	$139,110
2016	$139,110
2017	$139,110
2018	$11,593

Railroad Car Leases:

As at November 30, 2013, the Company is a party to the following lease agreements for railcars at its Sombra facility:

	Start Date	End Date	Term
Four railcars at $3,100 per month	August 1, 2013	July 31, 2018	60 months
Four railcars at $3,100 per month	April 1, 2013	March 31, 2018	60 months
Four railcars at $ 3,600 per month	July 1, 2013	June 30, 2018	60 months
Four railcars at $3,140 per month	December 1, 2011	November 30, 2016	60 months
One railcar at $575 per month	January 1, 2012	December 31, 2016	60 months
One railcar at $575 per month	May 1, 2012	June 30, 2015	36 months
Ten railcars at $8,460 per month	May 1, 2013	April 30, 2018	60 months
Ten railcars at $8,510 per month	May 1, 2013	April 30, 2018	60 months

Annual Minimum Rent

2014	$372,720
2015	$369,845
2016	$365,820
2017	$321,815
2018	$147,250

16. CONTRIBUTION AGREEMENTS WITH MINISTER OF NATURAL RESOURCES OF CANADA

     Mississauga Facility:

In 2009, the Company entered into a Non-Refundable Contribution Agreement with the Minister of Natural Resources of Canada for the Mississauga facility under the ecoENERGY for Biofuels program. Under this agreement, as amended, the Company may receive up to $5,094,056 (CDN$5,410,000) in the years from 2009 to 2016 from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company.

For the year ended November 30, 2013, the Company claimed incentives of $10,171 (2012 - $299,540).  Since entering into the program to November 30, 2013, the Company has claimed total incentives of $1,458,286 and has received total amount of $1,458,286.

Included in accounts receivable as at November 30, 2012 and 2013 is an amount receivable of $46,816 and $nil respectively, due from the Minister of Natural Resources of Canada.

    Sombra Facility:

In 2010, the Company applied for an incentive under the ecoENERGY for Biofuels program for its Sombra facility and was approved by the Canadian government. The final Contribution Agreement with the Minister of Natural Resources of Canada for the Sombra facility under the ecoENERGY for Biofuels program was signed by the Company and the Canadian Government on December 6, 2011.  Under this agreement, as amended, the Company may receive up to $13,921,744 (CDN$14,785,200) in the years from 2012 to 2017 from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company.

For the year ended November 30, 2013, the Company claimed incentives of $536,875 (2012 - $nil).  Since entering into the program to November 30, 2013, the Company has claimed total incentives of $536,875 and has received total amount of $259,302.

Included in accounts receivable as at November 30, 2012 and 2013 is an amount receivable of $nil and $277,573 respectively, due from the Minister of Natural Resources of Canada.

17. SEGMENT INFORMATION

The Company reports in a single operating segment, being a producer and seller of biodiesel fuel and biodiesel processing equipment.

Geographic segments:

The Company's assets and operating facilities, other than cash and cash equivalents balances of $336,065 at November 30, 2012 and $16,066 at November 30, 2013, are all located in Canada. The Company services the majority of its customers in the United States.  The Company derives its revenue geographically as follows:

	Year Ended November 30, 2012	Year Ended November 30, 2013
Revenue

United States	$5,678,693	$7,749,825
Canada	871,055	1,120,112

	$6,549,748	$8,869,937

18. SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events and has determined there have been the following material subsequent events requiring disclosure:

On December 9, 2013, the Company signed a Letter of Intent (“LOI”) to acquire the assets of OTC Energy Technologies Inc. (“OTC”), including all of OTC’s technologies and know how relating to the conversion of several types of biomass into a chemical quality syngas which can be converted into renewable alcohols and fuels. The LOI is subject to execution and delivery of a mutually satisfactory purchase agreement and is not a binding commitment of either party.

On December 16, 2013, Methes Canada entered into a one year term Mortgage Loan Agreement for $2,000,000 (CDN) at 9% per annum for the purposes of discharging the existing Term loan (July 2013) of $1,600,000 (CDN).  The difference will be used to upgrade the Mississauga facility for the production of biodiesel. Interest only is to be paid monthly and the term of one year has an option to renew for another year.

On December 20, 2013, the Company completed the Common Stock Unit Private Placement and issued an additional 1,081,161 Common Stock Units to accredited investors at a price of $2.00 per unit which raised additional net proceeds of approximately $1,877,000, after deducting the sales commission and fees.

On January 10, 2014, the Company sold 50,000 Common Stock Units to an accredited investor for a purchase price of $125,000 (or $2.50 per Common Stock Unit) of which, $100,000 was paid in cash and $25,000 will be paid in services to be rendered to the Company.

On January 17, 2014, the Company converted $128,000 USD (CDN $139,845) of the outstanding principal due on the January 2013 Note into 34,688 shares of Common Stock based on the closing market price of $3.69 per share of Common Stock on January 17, 2014.

On January 28, 2014, the Company borrowed $172,000 from a lender and issued to the lender a demand promissory note in the principal amount of $172,000 bearing interest of 8% per annum (the “New Note”). Repayment of the principal and accrued interest on the New Note will be due upon demand.

On January 30, 2014, the Company used the proceeds from the New Note to partially repay the January 2013 Note.

On February 13, 2014, Methes Canada entered into an agreement with a Canadian Company to produce biodiesel at the Mississauga facility. Pursuant to that agreement: (i) Methes Canada has agreed to provide use and occupancy of the Mississauga facility to the Canadian Company for a term of 18 months commencing May 1, 2014,  with an option to renew, for a monthly minimum payment of $6,960 (CDN); and (ii) the Canadian Company will provide the working capital for the production of biodiesel including the purchase of feedstock and other commodities for the purpose of biodiesel production.

* * * * * *

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Methes Energies International Ltd. filed on July 6, 2012(2)
3.1(a)	Certificate of Designation of Series A-1 10% Cumulative Convertible Preferred Stock filed on September 17, 2013 (9)
3.1(b)	Certificate of Correction to the Series A-1 Certificate of Designation filed on November 20, 2013*
3.1(c)	Certificate of Designation of Series A-2 10% Cumulative Convertible Preferred Stock filed on November 20, 2013*
3.2	2012 Amended and Restated Bylaws(1)
4.1	Specimen stock certificate(1)
4.2	Form of warrant agreement, including form of Class A and Class B warrants(4)
4.3	Specimen unit certificate(1)
4.4	Form of representative’s warrant(4)
4.5	Form of warrant agreement issued in the November Offering and the January Offering for 65,189 and 26,075 shares of Common Stock, respectively, at an exercise price of $7.67 per share(1)
4.6	Final Form of Placement Agent Warrant issued in the February 2013 Private Placement (5)
4.7	Promissory Note, dated July 11, 2013, in the principal amount of $1,536,000 (CDN$1,600,000), bearing interest at the rate of 12.0% per annum issued to 1730636 Ontario Limited (7)
4.8	Demand Grid Promissory Note issued to BridgingFactor Inc. dated August 13, 2013 (8)
4.9	Form of Warrant Agreement issued in the Common Stock Unit Offering (10)
10.1	Amended and Restated 2008 Directors, Officers and Employees Stock Option Plan(1)
10.2	2012 Directors, Officers and Employees Stock Option Plan(1)
10.3	Form of Non-Statutory Stock Option Agreement(1)
10.4	Form of Incentive Stock Option Agreement(1)
10.5	Form of 8% Demand Note made by the Company to World Asset Management, Inc. in the aggregate principal amount of $1,280,000; and Michael G. Laporte in the amount of $150,000(1)
10.5(i)	Commitment by noteholders to defer payment on Demand Notes(4)
10.6	Lease Agreement dated November 5, 2007, by and between Methes Energies Canada Inc. and The Erin Mills Development Corporation(1)
10.7	Non-Repayable Contribution Agreement dated February 9, 2009, by and between Methes Energies Canada Inc. and Canada(1)
10.8	Non-Repayable Contribution Agreement dated December 6, 2011, by and between Methes Energies Canada Inc. and Canada(1)
10.9	Promissory Notes from Methes to World Asset Management each in the amount of $500,000 and dated March 12 and April 26, 2012(2)
10.10	Letter re Term Loan Facility between Methes Energies Canada, Inc. and TCE Capital Corporation dated June 12, 2012(2)
10.11	Exclusive Marketing Agreement dated as of August 27, 2012 between Methes Energies Canada, Inc. and Turnkey Modular Systems, Inc.(3)
10.12	Form of Non-Statutory Stock Option Agreement under the 2012 Directors, Officers and Employees Stock Option Plan (7)

10.13	Form of Incentive Stock Option Agreement under the 2012 Directors, Officers and Employees Stock Option Plan(7)
10.14	Term Loan Facility Agreement between Methes Energies Canada, Inc. and 1730636 Ontario Limited, dated June 24, 2013 (7)
10.15	Security Agreement, dated July 11, 2013, between Methes Energies Canada, Inc. and 1730636 Ontario Limited securing the July 2013 Note (7)
10.16	Collateral Mortgage on the real property located at Sombra, Ontario securing the July 2013 Note (7)
10.17	Master Factoring Agreement between Methes Energies Canada, Inc. and BridgingFactor Inc. dated August 13, 2013 (8)
10.18	Security Agreement, dated August 13, 2013, between Methes Energies International Ltd. and BridgingFactor Inc. (8)
10.19	Security Agreement, dated August 13, 2013, between Methes Energies USA Ltd. and BridgingFactor Inc. (8)
14.1	Code of Ethics (6)
21.1	Subsidiaries of Methes Energies International Ltd.(1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

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

(1)	Filed as an exhibit to our Registration Statement on Form S-1 (SEC No. 333-182302) on June 22, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment #1 to our Registration Statement on Form S-1 (SEC No. 333-182302) on August 14, 2012 and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment #2 to our Registration Statement on Form S-1 (SEC No. 333-182302) on August 30, 2012 and incorporated herein by reference.
(4)	Filed as an exhibit to Amendment #4 to our Registration Statement on Form S-1 (SEC No. 333-182302) on October 5, 2012 and incorporated herein by reference.
(5)	Filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2013 and incorporated herein by reference.
(6)	Filed as Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2012 and incorporated herein by reference.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 and incorporated herein by reference.
(8)	Filed on August 20, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2013 and incorporated herein by reference.
(10)	Filed on December 26, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.