Form 10-Q
period 2014-02-28
METHES ENERGIES INTERNATIONAL LTD
filed 2014-04-11
CIK 1436549

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2014

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

As of April 11, 2014, the registrant has 8,526,266 shares of Common Stock issued and outstanding.

 METHES ENERGIES INTERNATIONAL LTD.

FORM 10-Q

INDEX

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

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward-looking information include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labor disputes; risks associated in delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and the inability of the Company to control commodity prices; risks associated with the regulatory environment within which the Company operates; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking information are discussed in more detail in Item 1A under “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended November 30, 2013, as may be supplemented or amended from time to time and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this document.

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

We have rights to the trademarks Methes Energies and Design, Methes, The Biodiesel Company and Denami.

iii

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2013 AND FEBRUARY 28, 2014 (EXPRESSED IN US$)

	November 30,	February 28,
	2013	2014
ASSETS	(Unaudited)	(Unaudited)

Current assets
Cash and cash equivalents	$174,084	$291,834
Accounts receivable, net (notes 10 and 12)	1,154,916	142,154
Inventories (note 3)	801,063	535,464
Prepaid expenses and deposits (note 8)	84,990	209,897
Deferred financing fees	49,139	31,341

Total current assets	2,264,192	1,210,690

Deposits	30,398	28,050
Property, plant and equipment, net (note 4)	8,178,694	8,124,738
Intangible assets, net	393,015	387,964

Total assets	$10,866,300	$9,751,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Credit facility (note 7)	$1,019,513	$—
Accounts payable (note 10)	2,766,661	1,844,587
Accrued liabilities	211,296	231,094
Customer deposits (note 10)	8,185	9,104
Payable to related parties and others (note 5)	2,251,402	2,426,824
Short-term loans (note 6)	1,961,651	1,608,740
Total liabilities	8,218,708	6,120,349
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 260,782 and 260,782 shares issued and outstanding as at November 30, 2013 and February 28, 2014, respectively (note 8)	261	261
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,231,417 and 8,447,266 shares issued and outstanding at November 30, 2013 and February 28, 2014, respectively (note 8)	7,231	8,447

Additional paid-in capital	18,532,803	20,996,529
Accumulated deficit	(15,892,703)	(17,374,144)

Total stockholders’ equity	2,647,592	3,631,093

Total liabilities and stockholders' equity	$10,866,300	$9,751,442

Commitments (note 11)

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 28, 2014
(EXPRESSED IN US$)

	Three Months Ended February 28, 2013	Three Months Ended February 28, 2014

Revenue
Biodiesel sales	$130,436	309,537
Feedstock sales	44,184	26,623
Glycerin sales	13,806	13,197
Government incentives (note 12)	8,879	13,035
Equipment sales	—	647
Royalties	3,982	—
Others	8,823	15,440
	210,110	378,479
Cost of goods sold	189,529	292,618
Gross profit	20,581	85,861

Operating expenses

Selling, general and administrative expenses (notes 4, 8 and 9)	1,291,089	1,465,409
Loss before interest expense and income taxes	(1,270,508)	(1,379,549)

Other (expenses)
Interest expense (notes 5, 6 and 7)	(120,824)	(101,892)

Loss before income taxes	(1,391,332)	(1,481,441)

Income taxes	—	—
Net loss for the period	$(1,391,332)	$(1,481,441)

Net Loss Per Common Share - Basic and Diluted	$(0.21)	$(0.18)
Weighted average number of common shares - Basic and Diluted	6,596,147	8,125,419

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
FOR THE YEAR ENDED NOVEMBER 30, 2013 AND THE THREE MONTHS ENDED FEBRUARY 28, 2014
(EXPRESSED IN US$)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at November 30, 2012	6,553,169	$6,553	—	$—	$16,033,123	$(10,241,029)	$5,798,647
Issuance of common stock units under private placement	653,248	653	—	—	2,149,347	—	2,150,000
Issuance cost – common stock under private placement	—	—	—	—	(368,611)	—	(368,611)
Issuance of Common stock for services	25,000	25	—	—	51,975	—	52,000
Issuance of preferred stock units under private placements	—	—	260,782	261	622,239	—	622,500
Issuance cost – preferred stock under private placement	—	—	—	—	(149,330)	—	(149,330)
Stock based compensation	—	—	—	—	155,578	—	155,578
Dividends payable on preferred stock units	—	—	—	—	—	(9)	(9)
Issuance of common stock options to employees and officer	—	—	—	—	38,482	—	38,482
Net loss for the period	—	—	—	—	—	(5,651,665)	(5,651,665)
Balance at November 30, 2013	7,231,417	$7,231	260,782	$261	$18,532,803	$(15,892,703)	$2,647,592
Issuance of common stock units under private placement	1,081,161	1,081	—	—	2,161,240	—	2,162,321
Issuance cost - common stock units under private placement	—	—	—	—	(360,277)	—	(360,277)
Issuance of common stock units for cash	16,129	16			99,984		100,000
Issuance of common stock and units for services	83,871	84	—	—	385,916	—	386,000
Issuance of common stock units for loan settlement	34,688	35	—	—	127,965	—	128,000
Stock based compensation	—	—	—	—	48,898	—	48,898
Net loss for the period	—	—	—	—	—	(1,481,441)	(1,481,441)
Balance at February 28, 2014	8,447,266	$8,447	260,782	$261	$20,996,529	$(17,374,144)	$3,631,093

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 28, 2014
(EXPRESSED IN US$)

	Three Months Ended February 28, 2013		Three Months Ended February 28, 2014
Cash flow from operating activities:
Net loss for the period		$(1,391,332)	$(1,481,441)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization		132,757	110,829
Stock-based compensation		38,482	48,898
Unrealized foreign exchange gain		(64,698)	(79,786)
Deferred financing fees amortization		—	17,798
Accrued interest		—	46,003
Issuance of common stock units for services		—	235,224

Changes in operating assets and liabilities:
Accounts receivable		(37,120)	1,012,762
Inventories		(596,686)	265,599
Prepaid expenses and deposits		8,048	28,217
Accounts payable and accrued liabilities		335,935	(902,276)
Customer deposits		418,596	919
Net cash used in operating activities		(1,156,018)	(697,254)

Cash flows from investing activity:
Additions to property, plant and equipment		(190,232)	(51,821)
Net cash used in investing activity		(190,232)	(51,821)

Cash flows from financing activities:
Repayment of credit facility		—	(1,019,513)
Advances from short-term loans		397,400	—
Repayments of short term loans		—	(153,781)
Advances from related parties and others		31,000	172,000
Repayments to related parties and others		—	(33,835)
Issuance of common stock/units under private placement		1,419,841	2,162,231
Issuance costs - common stock units under private placement		—	(360,277)
Issuance of common stock/units for cash		—	100,000
Net cash provided by financing activities		1,848,241	866,825
NET INCREASE IN CASH AND CASH EQUIVALENTS		501,991	117,750
Cash and cash equivalents, beginning of period		402,724	174,084

CASH AND CASH EQUIVALENTS, END OF PERIOD		$904,715	$291,834

Supplemental disclosures of cash flow information
Interest paid		$86,430	$42,727
Common shares issued as repayment of loan	$		$128,000

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
As of February 28, 2014
(Expressed in US$)

NOTE 1 - NATURE OF THE BUSINESS, FINANCING REQUIREMENTS AND BASIS OF PRESENTATION

Methes Energies International Ltd. ("Methes" or the "Company"), was incorporated on June 27, 2007 in the State of Nevada. Methes, through its operations in Canada and the United States, is a biodiesel processing equipment provider and a biodiesel producer. The Company has developed biodiesel processing equipment to produce biodiesel from recycled oils. The Company, through its wholly-owned subsidiary Methes Energies Canada Inc. ("Methes Canada"), operates two biodiesel manufacturing facilities; one is located in Mississauga, Ontario with a nameplate production capacity of 1.3 million gallons per year (mgy), and the second facility is capable of producing 13.0 mgy of biodiesel located in Sombra, Ontario. In addition to Methes Canada, Methes Energies USA Ltd. ("Methes USA") was incorporated as the wholly-owned subsidiary of the Company on June 27, 2007. All references in this Form 10-Q to “Company,” “Methes,” “we,” “us,” or “our” refer to Methes Energies International Ltd. and its wholly owned subsidiaries Methes Canada and Methes USA unless the context otherwise indicates.

As at February 28, 2014, due in large part to the funds spent to develop, build and commission our Sombra facility as well as minimal sales of biodiesel, the Company had a working capital deficiency of $4,909,659. During the three months ended February 28, 2014, the Company incurred a loss of $1,481,441 and had negative cash flow from operations of $697,254. The Company anticipates that its Sombra facility will generate positive cash flow from operations and will operate profitably once full-scale commercial operations are achieved in the second half of fiscal year 2014. However, in order to meet its development goals and ongoing operational requirements, the Company will require additional financing in the foreseeable future. It is management’s opinion that its cash and cash equivalents, the anticipated positive cash flow from operations and cash from additional financing currently being negotiated, will be sufficient to meet the Company’s cash requirements for at least the next 12 months.

The condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Methes Canada and Methes USA.  All significant inter-company transactions and balances have been eliminated.

Deferred Financing Fees

Financing fees relating to other financing arrangements are deferred and amortized over the term of the respective loan.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with FASB ASC 705 "Cost of Sales and Services". Shipping and handling costs for the three months ended February 28, 2013 and February 28, 2014 were $73,694 and $15,570, respectively. Costs related to raw materials purchased, are included in inventory or cost of goods sold, as appropriate. While amounts charged to customers for shipping product are included in revenues, the related outbound freight costs are included in expenses as incurred.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Potential tax benefits from net operating losses and foreign tax credit carry forwards are not recognized by the Company until their realization is more likely than not. The Company assesses the validity of conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause the Company to change their judgment regarding the likelihood of a tax position's sustainability under audit. The Company has determined that there were no material uncertain tax positions as at November 30, 2013 and February 28, 2014.

Per Share Data

Basic earnings per share ("EPS") is determined by dividing net earnings available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. In computing diluted EPS, the average number of shares of Common Stock outstanding is increased by Common Stock options and warrants outstanding if the exercise prices were lower than the average market price of Common Stocks using the treasury stock method. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. Potentially dilutive shares include 2,163,764 warrants and 383,310 Common Stock options issued and outstanding as at February 28, 2013 and 3,923,149 warrants, 365,931 Common Stock options and 260,782 shares of Preferred Stock issued and outstanding as at February 28, 2014. All outstanding warrants, preferred shares and options have an anti-dilutive effect on the loss per share and are therefore excluded from the determination of the diluted loss per share calculation for the three months ended February 28, 2013 and February 28, 2014.

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by the amendments are required to be applied retrospectively for all comparative periods presented. The Company adopted this statement effective December 1, 2013. The adoption of this statement did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

All other recent pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the condensed consolidated financial statements of the Company.

NOTE 3 - INVENTORIES

Inventories consisted of the following:

	As at November 30, 2013	As at February 28, 2014

Raw materials	$345,049	$190,560
Finished goods	444,648	333,538
Equipment	11,366	11,366

	$801,063	$535,464

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	As at February 28, 2014			As at November 30, 2013
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value

Sombra site:
Land	$409,134	$—	$409,134	$409,134
Building	2,944,356	260,311	2,684,045	2,702,446
Equipment	775,865	412,216	363,649	390,465
Equipment - Denami 3000	4,216,789	231,462	3,985,327	3,975,441
Computer equipment	11,835	7,372	4,463	5,918
Vehicle	11,622	581	11,041	11,331
Mississauga site:
Computer equipment	23,464	22,566	898	1,316
Leasehold improvements	102,201	58,207	43,994	46,591
Equipment and fixtures	255,463	184,466	70,997	77,662
Equipment - Denami 600	720,042	168,852	551,190	558,390

	$9,470,771	$1,346,033	$8,124,738	$8,178,694

Total depreciation expense included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations related to property, plant and equipment for the three months ended February 28, 2013 and February 28, 2014 was $116,415 and $105,778, respectively.

NOTE 5 - PAYABLE TO RELATED PARTIES AND OTHERS

Payable to related parties is comprised of the following:

	As at November 30, 2013	As at February 28, 2014

Michel G. Laporte (stockholder and Director)	$719,230	$732,490
World Asset Management Inc. (stockholder as at November 30, 2013; no stocks were held by the lender at February 28, 2014)	1,495,477	1,694,334
Other loan	36,695	—
	$2,251,402	$2,426,824

The payables to related parties and others bear interest at 8% per annum, are unsecured and repayable on demand.  The related parties and others have agreed in writing to postpone the repayment of their debts in favor of the credit facility referred to in note 7. Interest expense incurred during the three months ended February 28, 2014 was $40,118 (February 28, 2013 - $31,800).

NOTE 6 - SHORT-TERM LOANS

	As at November 30, 2013	Advances	Interest Accrued	Repayments	Foreign Exchange Adjustments	As at February 28, 2014

Term loan (June 2012)	$—	$—	$—	$—	$—	$—
Term loan (July 2013)	1,506,560	—	—	—	(61,760)	1,444,800
Promissory note (i)	52,533	—	800	—	—	53,333
Promissory note (ii)	402,558	—	5,085	(281,871)	(15,165)	110,607

	$1,961,651	$—	$5,885	$(281,871)	$(76,925)	$1,608,740

Term loan (June 2012)

On June 20, 2012, Methes Canada entered into a term loan facility agreement with a lender that allows Methes Canada to borrow up to $1,354,500 (CDN$1,500,000). The term loan, which was drawn in late June 2012, was repayable in 12 months and bore interest at 23% per annum. The loan was fully repaid in July 2013 from another term loan entered into on July 12, 2013 discussed below. Interest expense incurred during the three months ended February 28, 2014 was $nil (February 28, 2013 - $86,250).

 Term loan (July 2013)

On July 12, 2013, Methes Canada entered into a term loan facility agreement with a lender (the “Agreement”) pursuant to which Methes Canada is able to borrow up to $1,444,800 (CDN$1,600,000) for a term of 12 months at an interest rate of 12% per annum (the “July 2013 Facility”). Under the terms of the Agreement, interest is payable monthly and outstanding principal is due at maturity. Outstanding principal would be prepayable after six months upon 30 days’ notice and payment of a penalty equal to one-month's interest. The July 2013 Facility is collateralized by a security agreement from Methes Canada on certain of its assets except for accounts receivable and inventory and a first collateral mortgage on its real property located at Sombra, Ontario.  The July 2013 Facility prohibits payment of debt owed by the Company to certain of its stockholders and a director (see note 5) during the life of the facility and contains other customary debt covenants.

The proceeds from the July 2013 Facility were used to repay the term loan (June 2012) of $1,354,500 (CDN$1,500,000).

On December 16, 2013, Methes Canada entered into a one year term Mortgage Loan Agreement for $1,806,000 (CDN$2,000,000) bearing interest at 9% per annum for the purposes of discharging the existing July 2013 Facility (CDN$1,600,000).  The difference will be used to upgrade the Mississauga facility for the production of biodiesel. Interest only is to be paid monthly and the term is renewable for an additional year.  As at February 28, 2014, monies received from this loan was $nil.  Subsequent to the quarter end, a portion of the loan in the amount of $166,113 (CDN$150,000) was received as an advance.

Interest expense incurred during the three months ended February 28, 2014 was $43,718 (February 28, 2013 - $nil).

Promissory Notes:

(i)
In January 2010, the Company borrowed $40,000 from a lender and issued to the lender a demand promissory note in the principal amount of $40,000 bearing interest at 8% per annum.  Repayment of the loan and payment of the accrued interest is due upon demand. Previously, this loan was classified as payable to related party as the lender held stocks of the Company.  As at November 30, 2013 and February 28, 2014, no stocks are held by the lender and therefore this loan has been re-classified under short-term loans.

Interest expense incurred during the three months ended February 28, 2014 was $800 (February 28, 2013 - $800).

(ii)
On January 26, 2013, the Company borrowed $361,200 (CDN $400,000) from a lender and issued to the lender a demand promissory note in the principal amount of CDN $400,000 bearing interest at 8% per annum (the "January 2013 Note"). Repayment of the loan and payment of the accrued interest is due upon demand.

During the current quarter total payments of $281,871USD were made against the note as follows:

      -On January 17, 2014, the Company converted $128,000 USD (CDN $139,845) of the outstanding principal due on the January 2013 Note into 34,688 shares of Common Stock based on the closing market price of $3.69 per share of Common Stock on January 17, 2014.

    -On January 30, 2014, the Company paid $153,871 USD ($172,000 CDN) against the outstanding principal balance through borrowing a note payable from another lender.  On January 28, 2014, the Company borrowed $172,000 from another lender and issued to the lender a demand promissory note in the principal amount of $172,000 bearing interest at 8% per annum (the “New Note”). Repayment of the principal and accrued interest on the New Note is due upon demand.

Interest expense incurred during the three months ended February 28, 2014 was $5,085 (February 28, 2013 - $2,662).

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

In connection with all borrowings to purchase feedstock, Methes Canada issued a promissory note to the lender bearing a per annum interest rate equal to the Bank of Montreal Prime Rate plus sixteen percent (16%) and is due and payable upon the earlier of demand or August 13, 2014. The effective interest rate as of February 28, 2014 was 19% (16% plus 3% prime rate).  Under the terms of the promissory note, interest only is payable monthly on the last business day of each calendar month.

Cash advances against accounts receivables will be based on the amount of the receivables net of a purchase discount as agreed with the lender with an interest rate of Bank of Montreal Prime Rate plus three percent (3%).  Effective interest rate as of February 28, 2014 was 6% (3% plus 3% prime rate). The amounts outstanding under this promissory note must be recorded on the grid schedule provided by the lender. The balance outstanding as at November 30, 2013 of $1,019,513 was fully repaid during the quarter through factoring of accounts receivable and cash from operations. Accordingly, as of February 28, 2014 the balance outstanding was $nil.

Interest expense incurred under this credit facility during the three months ended February 28, 2014 was $7,909 (February 28, 2013 - $nil).

NOTE 8 - STOCKHOLDERS' EQUITY

COMMON STOCK

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 and had 7,231,417 and 8,447,266 shares of Common Stock issued and outstanding as of November 30, 2013 and February 28, 2014, respectively.

	No. of Shares	Price per Share
Common Stock

Balance as at November 30, 2013	7,231,417
December 2013 Private Placement	1,081,161	$2.00
January 3, 2014 Issuance	25,000	$3.49
January 10, 2014 Issuance	50,000	$2.50
January 17, 2014 Issuance	34,688	$3.69
January 28, 2014 Issuance	25,000	$3.55
Balance as at February 28, 2014	8,447,266

December 2013 Private Placement

During the month of December 2013 the Company issued a total of 1,081,161 units to accredited investors at a price of $2.00 per unit under a private placement and raised net proceeds of approximately $1.80 million, after deducting the sales commission and fees. Each unit consist of one share of Common Stock and one five year Common Stock Warrant to purchase one share of Common Stock at an exercise price of $4.00 per share. (see Stock Warrant Table below)

In connection with the December 2013 Private Placement, the Company issued compensatory warrants to the Placement Agents for the offering exercisable for an aggregate of 108,116 units.  Each of these warrants is exercisable to acquire a unit identical to the units sold in the offering at $2.00 per unit.  The fair value of these warrants at the date of the grant was $257,553.  This amount was estimated using the Black-Scholes option pricing model with an expected life of 5 years, risk free interest rates between 1.66% and 1.74%, a dividend yield of 0%, and an expected volatility of 75%. (see Stock Warrant Table below)

January 3, 2014 Issuance

On January 3, 2014, the Company issued 25,000 shares of Common Stock in payment of consulting fees to be rendered by a consultant which was valued at $87,250, based on the closing market price of $3.49 per share on the day of issuance, of which $76,818 is included in prepaid expenses as at February 28, 2014.

January 10, 2014 Issuance

On January 10, 2014, the Company sold 50,000 Common Stock Units to an accredited investor for a purchase price of $125,000 (or $2.50 per Common Stock Unit) of which $100,000 was paid in cash and $25,000 was settled through services rendered to the Company, which was included in the selling, general and administrative expenses.  Each unit consists of one share of Common Stock and one five year warrant to purchase a share of Common Stock at $4.00 per share.  The aggregate fair value of the units sold was $310,000 (or $6.20 per Common Stock Unit), based on the closing market price of $3.58 per share of Common Stock on the day of issuance, and the fair value of the warrants of $2.62 per warrant.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of 5 years, risk free interest rates of 1.64%, a dividend yield of 0%, and an expected volatility of 100%.  The excess of the estimated fair value over the purchase price in the amount of $185,000 is included in the selling, general and administrative expenses. (see Stock Warrant Table below)

January 17, 2014 Issuance

On January 17, 2014, the Company issued 34,688 shares of Common Stock to a note holder at $3.69 per share of Common Stock in conversion of $128,000 of a note payable by the Company (Note 6: (ii)).

January 28, 2014 Issuance

On January 28, 2014, the Company issued 25,000 shares of Common Stock in payment of consulting fees to be rendered by a consulting corporation for a term of one year.  These shares of Common Stock were valued at $88,750, based on the closing market price of $3.55 per share on the date of issuance, of which $73,958 is included in prepaid expenses as at February 28, 2014.

PREFERRED STOCK

The Company is also authorized to issue 10,000,000 shares of Preferred Stock with a par value of $0.001 and had 260,782 and 260,782 shares of Preferred Stock issued and outstanding as of November 30, 2013 and February 28, 2014.

No activity occurred during the three months ended February 28, 2014.  Subsequent to the period end some of these preferred shares were converted into shares of Common Stock. (see Subsequent Note 14)

As at February 28, 2014, total accumulated dividends are $23,530 that have not been declared or accrued  (February 28, 2013 - $nil).

STOCK WARRANT TABLE:

	Grant Date	Exercise Period	No of Warrants	Exercise Price per share	Fair Value of Broker Warrants

Balance as at November 30, 2013			2,678,872
Common Stock Warrants issued – Private Placement	Dec. 20, 2013	5 years from grant date	1,081,161	$4.00
Broker Warrant – Private Placement	Dec. 20 2013	5 years from grant date	108,116	$2.00	$257,553
Broker Warrant – Private Placement (November 27, 2013)	Dec. 20 2013	5 years from grant date	5,000	$2.00	$6,403
Common Stock Warrant issued-accredited investor	Jan. 10, 2014	5 years from grant date	50,000	$4.00
Balance as at February 28, 2014			3,923,149

NOTE 9 - STOCK-BASED COMPENSATION

The Company's Amended and Restated the 2008 Directors, Officers and Employees Stock Option Plan, which was originally approved by the stockholders at the annual general meeting of the Company held on December 5, 2007, and subsequently amended by the stockholders on July 23, 2008. This plan was established to enable the Company to attract and retain the services of highly qualified and experienced directors, officers, employees and consultants and to give such persons an interest in the success of the Company and its subsidiaries. The total number of shares currently authorized under the plan is 391,134. The options and awards will be granted at the discretion of the Board of Directors. Options issued under the plan that are deemed to be incentive stock options will be priced at not less than 100% of the fair market value of the common shares at the date of the grant, subject to certain limitations for 10 percent stockholders. The fair value of each option granted was estimated at the time of grant using the Black-Scholes option pricing model. There were no options granted during the three months ended February 28, 2013 and 2014.

All the grants vest quarterly over a two year period and expire on the tenth anniversary of the grant date. The following table summarizes the stock option activities of the Company.

Number of options
Outstanding as of November 30, 2012 and February 28, 2013	383,310
Granted	10,000
Exercised	—
Cancelled/forfeited	(27,379)
Outstanding as of November 30, 2013	365,931
Granted	—
Exercised	—
Cancelled/forfeited	—
Outstanding as of February 28, 2014	365,931

The share-based compensation for the three months ended February 28, 2014 was $4,872 (three months ended February 28, 2013 - $38,482). The Company recorded this in selling, general and administrative expenses with the corresponding credit to additional paid-in capital.

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

As of February 28, 2014 the Company has granted a total of 365,931 options to purchase Common Stock to employees, directors and advisory board members, all of which are currently outstanding and of which 358,431 are vested and exercisable. All of these outstanding stock options have an exercise price above the average market price. As of February 28, 2014, the total fair value of the options granted to employees at the respective grant dates was $1,476,973, of which the unrecognized portion of $8,216 related to the unvested shares associated with these stock option grants will be recognized over a period of 27 months.

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

Number of options
Outstanding as of November 30, 2012 and February 28, 2013	—
Granted	100,000
Exercised	—
Cancelled/forfeited	—
Outstanding as of November 30, 2013	100,000
Granted	—
Exercised	—
Cancelled/forfeited	—
Outstanding as of February 28, 2014	100,000

The share-based compensation for the three months ended February 28, 2014 was $44,026 (three months ended February 28, 2013 - $nil). The Company recorded this in selling, general and administrative expenses with the corresponding credit to additional paid-in capital.

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

As of February 28, 2014 the Company has granted a total of 100,000 options to purchase Common Stock to employees, directors and advisory board members, all of which are currently outstanding and of which none are vested and exercisable. All of these outstanding stock options have an exercise price above the average market price. As of February 28, 2014, the total fair value of the options granted at the respective grant dates was $292,174, of which the unrecognized portion of $141,996 related to the unvested shares associated with these stock option grants will be recognized over a period of three years.

NOTE 10 - FAIR VALUE MEASUREMENTS, CONCENTRATIONS AND RISK

a) The Company's cash and cash equivalents, which are carried at fair values, are classified as a level 1 financial instrument at November 30, 2013 and February 28, 2014.

b) The Company is exposed to the following concentrations of risk:

Major Customers

Two major customers comprised 71% and 9% of total revenue for the three months ended February 28, 2014 (three months ended February 28, 2013 - two major customers comprised 44% and 21% of total revenue).

 As at November 30, 2013, the accounts receivable balance from the two major customers was $659,902 and $26,083 respectively. As at February 28, 2014, the accounts receivable balance from two major customers was $36,396 and $nil respectively.

Major Vendors

The Company has an exclusive agreement to manufacture biodiesel processor equipment with Turn-Key Modular Systems Inc. ("Turnkey"). During the three months ended February 28, 2014, the Company made purchases of $nil (three months ended February 28, 2013 - $45,853) from Turnkey. As of November 30, 2013 and February 28, 2014, the Company had accounts payable of $21,856 and $6,837 owing to Turnkey, respectively.

The Company’s major purchases of feedstock oil and biodiesel from third parties for three months ended February 28, 2014 were $nil (three months ended February 28, 2013 – two major vendors comprising total purchases of $219,707 and $194,810)

As at November 30, 2013, the accounts payable balance from the three major vendors were $nil, $1,053,479 and $575,043.

As at February 28, 2014, the accounts payable balance from the two major vendors was $948,480 and $352,670.

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

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations, and arises principally from the Company's cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with institutions of high creditworthiness. The carrying value of the financial assets represents the maximum credit exposure

The Company minimizes credit risk by routinely reviewing the credit risk of the counterparty to the arrangement and has maintained an allowance for doubtful accounts of $30,000 related to credit risk as at February 28, 2014, which is considered adequate.

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

Included in selling, general and administrative expenses are foreign currency gains for three months ended February 28, 2014 of $79,786 (three months ended February 28, 2013 of $74,380).

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

As at February 28, 2014, due in large part to the funds spent to develop and build the Sombra facility as well as minimal sales of biodiesel, the Company had a working capital deficiency of $4,909,659.

The Company anticipates that its Sombra facility will generate positive cash flow from operations and will operate profitably once full-scale commercial operations are achieved in the second half of fiscal year 2014. It is management’s opinion that the anticipated positive cash flows from operations and cash from additional financing currently being negotiated will be sufficient to meet the Company’s cash requirements for at least the next 12 months.

The Company intends to receive deposits from customers, where possible, in advance of shipment. As at February 28, 2014, the Company received customer deposits of $9,104 (November 30, 2013 - $8,185) against shipments to be delivered in the subsequent quarter.

NOTE 11 - COMMITMENTS

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

As at February 28, 2014, Methes Canada must pay, in addition to other amounts such as its pro rata share of taxes, the following amounts over the term of the lease:

Annual
Minimum Rent

2014	$100,056
2015	$133,408
2016	$133,407
2017	$133,408
2018	$11,117

Railroad Car Leases:

As at February 28, 2014, the Company is a party to the following lease agreements for railcars at its Sombra facility:

	Start Date	End Date	Term
Four railcars at $3,100 per month	August 1, 2013	July 31, 2018	60 months
Four railcars at $3,100 per month	April 1, 2013	March 31, 2018	60 months
Four railcars at $ 3,600 per month	July 1, 2013	June 30, 2018	60 months
Four railcars at $3,140 per month	December 1, 2011	November 30, 2016	60 months
One railcar at $575 per month	January 1, 2012	December 31, 2016	60 months
One railcar at $575 per month	May 1, 2012	June 30, 2015	36 months
Ten railcars at $8,460 per month	May 1, 2013	April 30, 2018	60 months
Ten railcars at $8,510 per month	May 1, 2013	April 30, 2018	60 months

Annual Minimum Rent

2014	$279,540
2015	$369,845
2016	$365,820
2017	$321,815
2018	$147,250

NOTE 12 - CONTRIBUTION AGREEMENTS WITH MINISTER OF NATURAL RESOURCES OF CANADA

Mississauga Facility:

In 2009, the Company entered into a Non-Refundable Contribution Agreement with the Minister of Natural Resources of Canada for the Mississauga facility under the ecoENERGY for Biofuels program. Under this agreement, the Company may receive up to $4,885,230 (CDN$5,410,000) in the years from 2009 to 2016 from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company.

For the three months ended February 28, 2014, the Company claimed incentives of $nil (three months ended February 28, 2013 - $1,611). Since entering into the program to February 28, 2014, the Company has claimed total incentives of $1,458,286 and has received total amount of $1,458,286.

Included in accounts receivable as at November 30, 2013 and February 28, 2014, is an amount receivable of $nil and $nil, respectively, due from the Minister of Natural Resources of Canada.

Sombra Facility:

In 2010, the Company applied for an incentive under the ecoENERGY for Biofuels program for its Sombra facility and was approved by the Canadian government. The final Contribution Agreement with the Minister of Natural Resources of Canada for the Sombra facility under the ecoENERGY for Biofuels program was signed by the Company and the Canadian Government on December 6, 2011. Under this agreement as amended, the Company may receive up to $13,351,036 (CDN$14,785,200) from the years 2012 to 2017 from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company.

For the three months ended February 28, 2014, the Company claimed incentives of $13,035 (three months ended February 28, 2013 - $7,268). Since entering into the program to February 28, 2014, the Company has claimed total incentives of $549,910 and has received total amount of $549,633.

Included in accounts receivable as at November 30, 2013 and February 28, 2014, is an amount receivable of $277,573 and $277, respectively, due from the Minister of Natural Resources of Canada.

NOTE 13 - SEGMENT INFORMATION

The Company reports a single operating segment, being a producer and seller of biodiesel fuel and biodiesel processing equipment.

Geographic segments:

The Company's assets and operating facilities, other than cash balances of $16,066 at November 30, 2013 and $198,762 at February 28, 2014, are all located in Canada. The Company services the majority of its customers in the United States. The Company derives its revenue geographically as follows:

	Three Months Ended February 28, 2013	Three Months Ended February 28, 2014

Revenue
United States	$99,789	$288,978
Canada	110,321	89,501

	$210,110	$378,479

NOTE 14 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events and has determined there have been no material subsequent events requiring disclosure, except that on March 17, 2014, a holder of our Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) converted 54,621 shares of outstanding Series A-1 Preferred with an aggregate stated value of approximately $129,042 (including accrued dividends of $6,145) into 57,352 shares of Common Stock at a price of $2.25 per share, and on March 13, 2014 two holders of our Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”) converted 20,871 shares of outstanding Series A-2 Preferred with an aggregate stated value of approximately $49,139 (including accrued dividends of $1,750) into 21,648 shares of Common Stock at a price of $2.27 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Some of the statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. See “Cautionary Statement Regarding Forward-Looking Information” following the Table of Contents of this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a renewable energy company that offers an array of products and services to a network of biodiesel fuel producers. We also market and sell in the U.S. and Canada biodiesel fuel produced at our small-scale production and demonstration facility in Mississauga, Ontario, Canada, and at our new intermediate scale production facility in Sombra, Ontario, Canada.  The first of two Denami 3000 processors, designed to produce up to 6.5 million gallons per year, or mgy, of biodiesel, was placed in substantially full time production in the fourth quarter of 2013.  In October 2013 we shipped more than 18 railcars (over 485,000 gallons) of biodiesel from our Sombra facility which is significantly higher than our previous highest monthly total of 8 railcars in April 2013. During the quarter ended February 28, 2014, our largest source of revenue was from the sale biodiesel fuel.

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

As of February 28, 2014, due in large part to the funds spent to develop, build and commission our Sombra facility as well as minimal sales of biodiesel, we had a working capital deficiency of $4,909,659. During the three months ended February 28, 2014, we incurred a loss of $1,481,441 and had negative cash flow from operations of $697,254. Our Sombra facility is approved by the U.S. Environmental Protection Agency ("EPA") as a Foreign Renewable Fuel Producer and as a result the biodiesel produced at this facility is eligible for export to the United States. Obtaining this approval from the EPA enables us to sell our biodiesel into the U.S., and provides our U.S. importers the ability to generate Renewable Identification Numbers ("RINs"). RINs are used in the U.S. to track compliance with Renewable Fuel Standard 2 (“RFS2”) and are generated when a gallon of biodiesel is produced or imported into the U.S. We began commercial operation and formal training of our employees at the Sombra plant in November 2012.

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

On December 9, 2013, we signed a Letter of Intent (“LOI”) to acquire the assets of OTC Energy Technologies Inc. (“OTC”), including all of OTC’s technologies and know how relating to the conversion of several types of biomass into a chemical quality syngas which can be converted into renewable alcohols and fuels. The LOI is subject to execution and delivery of a mutually satisfactory purchase agreement and is not a binding commitment of either party.

On December 16, 2013, Methes Canada entered into a one year term Mortgage Loan Agreement for $2,000,000 (CDN) bearing interest at 9% per annum for the purposes of discharging the existing July 2013 Facility ($1,600,000 (CDN)), as described in Note 6 of the unaudited condensed consolidated financial statements included elsewhere in this report.  The difference will be used to upgrade the Mississauga facility for the production of biodiesel. Interest only is to be paid monthly and the term is renewable for an additional year.

On December 20, 2013, we completed the Common Stock Unit Private Placement and issued an additional 1,081,161 Common Stock Units to accredited investors at a price of $2.00 per unit which raised additional net proceeds of approximately $1,877,000, after deducting the sales commission and fees.

On January 3, 2014, we issued 25,000 shares of Common Stock in payment of consulting fees due to a consultant which was valued at $87,250, based on the closing market price of $3.49 per share on the date of issuance, of which $76,818 was included in prepaid expenses as at February 28, 2014.

On January 10, 2014, we sold 50,000 Common Stock Units to an accredited investor for a purchase price of $125,000 (or $2.50 per Common Stock Unit) of which $100,000 was paid in cash and $25,000 was settled through services rendered to us, which was included in the selling, general and administrative expenses.  Each unit consists of one share of Common Stock and one five year warrant to purchase a share of Common Stock at $4.00 per share.  The aggregate fair value of the units sold was $310,000 (or $6.20 per Common Stock Unit), based on the closing market price of $3.58 per share of Common Stock on the date of issuance, and the fair value of the warrants of $2.62 per warrant. The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of 5 years, risk free interest rates of 1.64%, a dividend yield of 0%, and an expected volatility of 100%. The excess of the estimated fair value over the purchase price in the amount of $185,000 is included in the selling, general and administrative expenses.

On January 17, 2014, we converted $128,000 USD of the outstanding principal due on the January 2013 Note into 34,688 shares of Common Stock based on the closing market price of $3.69 per share of Common Stock on January 17, 2014.

On January 28, 2014, we issued 25,000 shares of Common Stock in payment of consulting fees to be rendered by a consulting corporation for a term of one year.  These shares of Common Stock were valued at $88,750, based on the closing market price of $3.55 on the date of issuance, of which $73,958 was included in prepaid expenses as at February 28, 2014.

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

Factors Influencing Our Results of Operations

The principal factors affecting our results of operations are as follows:

Biodiesel and feedstock price fluctuations

Biodiesel is a low carbon, renewable alternative to petroleum-based diesel fuel and is primarily sold to the end user after it has been blended with petroleum-based diesel fuel. Biodiesel prices have historically been correlated to petroleum-based diesel fuel prices. Accordingly, biodiesel prices have generally been affected by the same factors that affect petroleum prices, such as worldwide economic conditions, wars and other political events, OPEC production quotas, changes in refining capacity and natural disasters. Recently enacted government requirements and incentive programs, such as RFS2 and the blenders' tax credit, which expired on December 31, 2013, have reduced this correlation, although it remains a significant factor in the market price of our product.

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

On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass-based diesel that must be utilized in the United States each year. Under RFS2, obligated parties, including petroleum refiners and fuel importers, must show compliance with these standards. The RFS2 program required the domestic use of 800 million gallons of biodiesel in 2011, one billion gallons in 2012 and 1.28 billion gallons in 2013. The 2014 quantity was set at 1.7 billion gallons under RSF2 but as of March 2014 the EPA is considering keeping the 2014 quantity at 1.28 billion gallons.

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

Dependence on significant customers

A large part of our revenue is generated from a few large customers. The sales to these customers are made at spot market prices, and we have no binding purchase agreements for our biodiesel, which could affect the consistency of our revenues. Potential customers for biodiesel regularly bid for biodiesel in the spot market at prices that are quoted on a daily basis. As a matter of convenience, we prefer to deal with customers with whom we have had a past relationship, although the specific customers to whom we sell have varied over time. The loss of one or more customers who have been among our largest customers historically would not have a material adverse effect on our business because we believe that a customer or customers could be replaced by one or more new customers regularly bidding for biodiesel, and we believe this will continue to be the case. For example, in the three months ended February 28, 2014, 71% of our total revenue was from one major customer who was also our largest customer during the year ended November 30, 2013. This customer accounted for 44% of our total revenue during the same period in fiscal 2013.

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

Results of Operations

Three months ended February 28, 2013 and February 28, 2014

Set forth below is a summary of certain financial information for the periods indicated:

	Three Months Ended February 28, 2013	Three Months Ended February 28, 2014

Revenue
Biodiesel sales
Resales	$47,713	$124,764
Internal Production	82,723	184,773
Feedstock sales	44,184	26,623
Glycerin sales	13,806	13,197
Government incentive	8,879	13,035
Equipment sales	—	647
Royalties	3,982	—
Other	8,823	15,440

	210,110	378,479
Cost of goods sold	189,529	292,618

Gross profit	20,581	85,861
Operating expenses
Selling, general and administrative expenses	1,291,089	1,465,409

Loss before interest and taxes	(1,270,508)	(1,379,549)

Other expenses
Interest expense	(120,824)	(102,035)
Interest income	—	143

Loss before income taxes	(1,391,332)	(1,481,441)
Income taxes	—	—

Net loss for the period	$(1,391,332)	$(1,481,441)

Three months ended February 28, 2013 compared to three months ended February 28, 2014

Revenue. Our total revenues for the three months ended February 28, 2013 and February 28, 2014 were $210,110 and $378,479, respectively, representing an increase of $168,369, or 80%. The reasons for this increase are outlined below.

Biodiesel. Biodiesel sales for the three months ended February 28, 2013 and February 28, 2014, excluding government incentives, were $130,436 and $309,537, respectively, an increase of approximately $179,100, or 137%. For the three months ended February 28, 2013 and February 28, 2014, our resales of biodiesel purchased from third party producers were $47,713 and $124,764, respectively, an increase of approximately $77,051, or 161%. Revenue from our internal production, excluding government incentives, for the three months ended February 28, 2013 and February 28, 2014 was $82,723 and $184,773, respectively, an increase of $102,050, or 123%. For the three months ended February 28, 2013 and February 28, 2014, our average sales price per gallon for 100 percent biodiesel (“B100”) was $4.48 and $5.08, respectively, an increase of $0.60 per gallon, or 13%. Gallons sold for the three months ended February 28, 2013 and 2014 were 29,000 and 61,000 gallons, respectively, an increase of 32,000 gallons, or 110%.

The increase in revenue from the sales of our biodiesel and the resales of biodiesel purchased from others was primarily due to increases in sales price and sales volume. The increase in volume was mainly due to the commencement of production at our Sombra facility which is at a larger scale than at Mississauga facility in prior quarter which only has a capacity of 1.3 mgy versus 13 mgy capacity at Sombra facility. The expiration of the blender’s tax credit (“BTC”) on December 31, 2012 was retroactively extended to December 31, 2013 which increased the biodiesel price and demand in 2013.  The BTC expired again on December 31, 2013 which, combined with an extremely cold winter, reduced the demand for biodiesel in the first fiscal quarter of 2014.

Feedstock. For the three months ended February 28, 2013 and February 28, 2014, feedstock sales were $44,184 and $26,623, respectively, a decrease of $17,561, or 40%. In the more recent period, with some variations in quantities, we were able to source additional feedstock as well as other products related to the production of biodiesel on the spot market that we resold immediately to our customers in Canada at a profit. We intend to continue with this strategy as opportunities arise to generate additional profit.

Glycerin. For the three months ended February 28, 2013 and February 28, 2014, Glycerin sales were $13,806 and $13,197, respectively, a decrease of $609.

Government incentives. For the three months ended February 28, 2013 and February 28, 2014 we received $8,879 and $13,035, respectively, an increase of $4,156, or 47%. This increase was due to the increase in the sales volume of biodiesel.

Equipment sales. For three months ended February 28, 2013 and February 28, 2014 we generated $nil and $647, respectively, from equipment sales. Effective January 30, 2014, we entered into a sale and licensing agreement with an Aruba company pursuant to which they agreed to the purchase of a Denami 600 processor and license our software and monitoring system.  We believe that the Denami 600 will be used for the local production of biodiesel in Aruba and is expected to be built and delivered to Aruba by about September 2014.

Royalties. For three months ended February 28, 2013 and February 28, 2014 we received royalties of $3,982 and $nil, respectively. Our customers own the Denami 600 processors, but license the software and monitoring system from us in exchange for an ongoing royalty payment $0.11 per gallon of biodiesel produced by their Denami 600 processors.

Other. Other revenue for the three months ended February 28, 2013 and February 28, 2014 was $8,823 and $15,440, respectively, an increase of $6,617, or 75%, primarily due to recovery of accounts receivable previously written off. Other revenue includes recovery of prior year sales and other miscellaneous sales.

Cost of goods sold. Our cost of goods sold for the three months ended February 28, 2013 and February 28, 2014 were $189,529 and $292,618, respectively, an increase of $103,089, or 54%. This increase was primarily due to increase in costs associated with the increased quantity of biodiesel sold in the three months ended February 28, 2014.

Biodiesel cost of goods sold increased by $108,000 to $213,000, or 103%, for the three months ended February 28, 2014 compared to cost of goods sold of $105,000 for the three months ended February 28, 2013. If the average feedstock price and the price paid for biodiesel purchased from other biodiesel producers in Canada remained constant for the three months ended February 28, 2014 compared to the same fiscal period in 2014, the increase in gallons of biodiesel sold would have resulted in $114,000 increase in the related biodiesel cost of goods sold. For the three months ended February 28, 2014, the increase in cost of goods sold was lower because of a $17,000 decrease in average feedstock prices, which was offset by an $11,000 increase in the price paid for biodiesel purchased from others.

All other costs of goods sold, excluding biodiesel cost of goods sold, for the three months ended February 28, 2013 and February 28, 2014 were $84,169 and $78,869, respectively. The decrease was mainly due to lower sales of feedstock as a result of lower feedstock demand.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended February 28, 2013 and February 28, 2014, were $1.29 million and $1.46 million, respectively, an increase of $170,000, or 13%. This increase was mainly related to an increase in professional fees of $339,000 as a result of an increase in consulting services and audit fees which was offset by a decrease in operating expenses including, but not limited to, a decrease in utilities of $130,000, a decrease in shop supplies of $18,000 and a decrease in travel expenses of $13,000.

Other expenses and income. For the three months ended February 28, 2013 and February 28, 2014, we incurred interest expenses of $120,824 and $102,035, respectively. These amounts relate to accruals for interest expense associated with our outstanding loans. The decrease in interest expense in the first quarter of 2014 was mainly due to the decrease in the interest rate on our term loan from 23% in fiscal 2013 to 12% in fiscal 2014.  See Note 6 of the unaudited condensed consolidated financial statements elsewhere in this report. For the three months ended February 28, 2013 and February 28, 2014, we paid term loan interest of $86,250 and $43,718, respectively.

Income taxes. No income tax expense or benefit was recorded during the three months ended February 28, 2013 and February 28, 2014 due to ongoing taxable losses. As of February 28, 2014, we were not subject to any uncertain tax exposures.

Net loss. For the three months ended February 28, 2014  our net loss was increased by approximately $90,000 to $1.48 million from $1.39 million for the three months ended February 28, 2013. The increase of our net loss is  primarily due to the $170,000 increase in selling, general and administrative expenses that were slightly offset by revenues and resultant $65,000 increase in gross profit.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations was financed through the sale of our capital stock. At November 30, 2013 and February 28, 2014, we had cash and cash equivalents of $174,084 and $291,834 respectively.

During the three months ended February 28, 2014, we raised net cash proceeds of approximately $1.87 million from the Common Stock Unit Private Placement which was completed in December 2013.

On December 16, 2013, Methes Canada entered into a one year term Mortgage Loan Agreement for $1,806,000 ($2,000,000 CDN) bearing interest at 9% per annum (the “December 2013 Loan”) for the purposes of discharging the July 2013 Facility ($1,600,000 (CDN)), described in Note 6 of the unaudited condensed consolidated financial statements elsewhere in this report.  The difference will be used to upgrade the Mississauga facility for the production of biodiesel.

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

In connection with all borrowings to purchase feedstock, Methes Canada issued a promissory note to the lender bearing a per annum interest rate equal to the Bank of Montreal Prime Rate plus sixteen percent (16%) and is due and payable upon the earlier of demand or August 13, 2014. The effective interest rate as of February 28, 2014 was 19% (16% plus 3% prime rate).  Under the terms of the promissory note, interest only is payable monthly on the last business day of each calendar month. Cash advances against accounts receivables will be based on the amount of the receivables net of a purchase discount as agreed with the lender with an interest rate of Bank of Montreal Prime Rate plus three percent (3%).  Effective interest rate as of February 28, 2014 was 6% (3% plus 3% prime rate). The amounts outstanding under this promissory note must be recorded on the grid schedule provided by the lender. As of February 28, 2014 balance was $nil (February 28, 2013 - $nil).

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended February 28, 2013 and February 28, 2014:

	(Amounts rounded to nearest thousands) Three Months Ended February 28 and February 28,
	2013	2014
Net cash flows used in operating activities	$(1,156)	$(697)
Net cash flows used in investing activities	(190)	(52)
Net cash flows provided by financing activities	1,848	867
Net change in cash and cash equivalents	502	118
Cash and cash equivalents, end of period	$905	$292

       Operating activities. Net cash used in operating activities was $1.16 million for the three months ended February 28, 2013. For the three months ended February 28, 2013, the net loss was $1.4 million, which includes total non-cash items for depreciation, amortization, stock compensation expense and unrealized foreign exchange gain of $107,000. The net cash used in operating activities included a net working capital increase of $129,000. Working capital increases were a result of an increase in accounts payable and accrued liabilities of $336,000, an increase in customer deposits of $419,000 and a decrease in prepaid expenses and deposits of $8,000 offset by an increase in accounts receivable of $37,000 and an increase in inventories of $597,000. The net result was cash used in operations of $1.16 million.

Net cash used in operating activities was $697,254 for the three months ended February 28, 2014. For the three months ended February 28, 2014, the net loss was $1.481 million, which includes total non-cash items for depreciation, amortization, stock compensation expense, unrealized foreign exchange gain, deferred financing fees amortization, accrued interest and issuance of common stock for services of 378,966. The net cash used in operating activities included a net working capital increase of $405,221. Working capital increases were a result of an increase in customer deposits of $920, a decrease in inventories of 265,600, a decrease in accounts receivable of $1,012,760 offset by a decrease in accounts payable and accrued liabilities of $902,276, and a decrease of prepaid expenses and deposits of $28,217. The net result was cash used in operations of $697,254. Our current operating cash requirement is approximately $273,000 per month. However, once our Sombra facility commences full-scale production, we expect to generate positive cash flow from operations.

Investing activities. Net cash used in investing activities for the three months ended February 28, 2013 was $190,000, consisting of additions to property, plant and equipment, mainly representing costs related to our Sombra facility. Net cash used in investing activities for the three months ended February 28, 2014 was $52,000, consisting of additions to property, plant and equipment, mainly representing costs related to our Sombra facility.

Financing activities. Net cash provided by financing activities for the three months ended February 28, 2013 was $1.85 million, which mainly included cash proceeds received from private issuances of common stock of $1.42 million and short-term loan of $397,000 (CDN$400,000). Net cash provided by financing activities for the three months ended February 28, 2014 was $867,000, which mainly included cash proceeds from the private issuance of common stock of $1.8 million offset by payment of financing from credit facility of $1.02 million.

As of February 28, 2014, due in large part to the funds spent to develop, build and commission our Sombra facility as well as minimal sales of biodiesel, we had a working capital deficiency of $4,909,659.

During the three months ended February 28, 2014, we took steps to improve our cash and working capital positions by: (i) obtaining the December 2013 Loan; (ii) raising net cash proceeds of approximately $1.87 million from the Common Stock Unit Private Placement which was completed in December 2013; (iii) on January 10, 2014, selling 50,000 Common Stock Units to an accredited investor for a purchase price of $125,000 (or $2.50 per Common Stock Unit) of which, $100,000 was paid in cash and $25,000 was paid in services rendered; and (iv) on January 17, 2014, we converted $128,000 USD (CDN $139,845) of the outstanding principal due on the January 2013 Note, described in Note 6 of the unaudited condensed consolidated financial statements elsewhere in this report, into 34,688 shares of Common Stock based on the closing market price of $3.69 per share of Common Stock on January 17, 2014.

We anticipate that our Sombra facility will generate positive cash flow from operations and will operate profitably once sufficient level of commercial operation is achieved in the second half of the current fiscal year. It is management’s opinion that our cash and cash equivalents, the anticipated positive cash flow from operations and cash from additional financing which is currently under negotiations, will be sufficient to meet our cash requirements for at least the next 12 months.

Capital Expenditures. We have expended $8.45 million to purchase our Sombra facility, retrofit that facility and equip it so it can begin full scale production of biodiesel. These funds were expended as follows: $2.03 million for the original purchase price of the facility; $1.56 million for the costs of retrofitting and $4.85 million for Denami 3000 processors, storage tanks and other production equipment. The funds used to purchase and complete the Sombra facility were provided by the cash proceeds from private sales of Common Stock, monies borrowed from a stockholder and the June 2012 Term Loan Facility, as described in Note 6 of the unaudited condensed consolidated financial statements elsewhere in this report.

Future commitments. We otherwise have no material commitments for future capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to “Note 2 - Summary of Significant Accounting Policies” to our unaudited condensedconsolidated financial statements included elsewhere in this report.

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

Recent Sales of Unregistered Securities

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

On January 3, 2014, we issued 25,000 shares of Common Stock in payment of consulting fees due to a consultant which was valued at the closing market price of $3.49 per share.

On January 10, 2014, we sold 50,000 Common Stock Units to an accredited investor for a purchase price of $125,000 (or $2.50 per Common Stock Unit) of which, $100,000 was paid in cash and $25,000 was paid in services rendered.

On January 17, 2014, we converted $128,000 USD of the outstanding principal due on the January 2013 Note, described in Note 6 of the unaudited condensed consolidated financial statements elsewhere in this report, into 34,688 shares of Common Stock based on the closing market price of $3.69 per share of Common Stock on January 17, 2014.

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

Methes Energies International Ltd.

Dated: April 11, 2014	/s/ Michel G. Laporte
Michel G. Laporte, Chief Executive Officer
(Principal Executive Officer)

Dated: April 11, 2014	/s/ Edward A. Stoltenberg
Edward A. Stoltenberg, Chief Financial Officer
(Principal Financial Officer)