Form 10-Q
period 2014-05-31
METHES ENERGIES INTERNATIONAL LTD
filed 2014-07-14
CIK 1436549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2014

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

As of July 14, 2014, the registrant has 11,435,431 shares of Common Stock issued and outstanding.

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

We have rights to the trademarks Methes Energies and Design, Methes, The Biodiesel Company and Denami.

iii

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2013 AND MAY 31, 2014 (EXPRESSED IN US$)

	November 30,	May 31,
	2013	2014
ASSETS	(Unaudited)	(Unaudited)

Current assets
Cash and cash equivalents	$174,084	$4,048,226
Accounts receivable, net (notes 10 and 12)	1,154,916	136,637
Inventories (note 3)	801,063	249,728
Prepaid expenses and deposits	84,990	402,768
Deferred financing fees	49,139	6,424

Total current assets	2,264,192	4,843,783

Deposits	30,398	28,199
Property, plant and equipment, net (note 4)	8,178,694	8,056,626
Intangible assets, net	393,015	382,913

Total assets	$10,866,300	$13,311,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Credit facility (note 7)	$1,019,513	$—
Accounts payable (note 10)	2,766,661	1,740,695
Accrued liabilities	211,296	224,664
Customer deposits (note 10)	8,185	9,104
Payable to related parties and others (note 5)	2,251,402	745,750
Short-term loans (note 6)	1,961,651	3,394,039
Total liabilities	8,218,708	6,114,252
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 260,782 and 111,822 shares issued and outstanding as at November 30, 2013 and May 31, 2014, respectively (note 8)	261	112
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,231,417 and 11,435,431 shares issued and outstanding at November 30, 2013 and May 31, 2014, respectively (note 8)	7,231	11,435
Additional paid-in capital	18,532,803	26,142,945
Accumulated deficit	(15,892,703)	(18,957,223)

Total stockholders’ equity	2,647,592	7,197,269

Total liabilities and stockholders' equity	$10,866,300	$13,311,521

Commitments (note 11)

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2013 AND MAY 31, 2014
(EXPRESSED IN US$)

	Three Months Ended May 31, 2013	Three Months Ended May 31, 2014	Six Months Ended May 31, 2013	Six Months Ended May 31, 2014

Revenue
Biodiesel sales	$2,080,304	$316,294	$2,210,740	$625,831
Feedstock sales	40,802	69,719	84,988	96,341
Glycerin sales	22,635	10,649	36,441	23,847
Government incentives (note 12)	170,124	25,557	179,004	38,592
Equipment sales	2,657	750	2,657	1,397
Royalties	2,793	11,454	6,775	11,454
Others	9,039	4,982	17,860	20,421
	2,328,354	439,405	2,538,465	817,883
Cost of goods sold	2,221,184	371,921	2,410,713	664,540
Gross profit	107,170	67,484	127,752	153,343

Operating expenses

Selling, general and administrative expenses (note 4, 8 and 9)	1,476,838	1,442,291	2,767,926	2,907,700
Loss before interest and taxes	(1,369,668)	(1,374,807)	(2,640,174)	(2,754,357)

Other expenses
Interest expense (notes 5, 6 and 7)	(122,143)	(192,035)	(242,969)	(293,927)
Loss before income taxes	(1,491,811)	(1,566,842)	(2,883,143)	(3,048,284)

Income taxes	—	—	—	—
Net loss for the period	$(1,491,811)	$(1,566,842)	$(2,883,143)	$(3,048,284)

Net Loss Per Common Share - Basic and Diluted	$(0.21)	$(0.18)	$(0.42)	$(0.36)
Weighted average number of common shares - Basic and Diluted	6,978,169	8,702,605	6,790,324	8,411,002

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
FOR THE YEAR ENDED NOVEMBER 30, 2013 AND THE SIX MONTHS ENDED MAY 31, 2014
(EXPRESSED IN US$)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at November 30, 2012	6,553,169	$6,553	—	$—	$16,033,123	$(10,241,029)	$5,798,647
Issuance of common stock units under private placement	653,248	653	—	—	2,149,347	—	2,150,000
Issuance cost – common stock under private placement	—	—	—	—	(368,611)	—	(368,611)
Issuance of Common stock for services	25,000	25	—	—	51,975	—	52,000
Issuance of preferred stock units under private placements	—	—	260,782	261	622,239	—	622,500
Issuance cost – preferred stock under private placement	—	—	—	—	(149,330)	—	(149,330)
Stock-based compensation	—	—	—	—	155,578	—	155,578
Dividends payable on preferred stock units	—	—	—	—	—	(9)	(9)
Issuance of common stock options to employees and officer	—	—	—	—	38,482	—	38,482
Net loss for the period	—	—	—	—	—	(5,651,665)	(5,651,665)
Balance at November 30, 2013	7,231,417	$7,231	260,782	$261	$18,532,803	$(15,892,703)	$2,647,592
Issuance of common stock units under private placement	1,081,161	1,081	—	—	2,161,240	—	2,162,321
Issuance of common stock under public offering	2,800,000	2,800	—	—	5,597,200	—	5,600,000
Issuance cost –common stock units under private placement	—	—	—	—	(949,358)	—	(949,358)
Issuance of common stock units for cash upon conversion of preferred stock units	148,960	149	(148,960)	(149)	—	—	—
Issuance of common stock upon conversion of dividends on preferred stock	7,205	7	—	—	16,229	(16,236)	—
Issuance of common stock units for cash	16,129	16	—	—	99,984	—	100,000
Issuance of common stock and units for services	108,871	109	—	—	447,141	—	447,250
Issuance of common stock units for loan settlement	34,688	35	—	—	127,964	—	128,000
Issuance of common stock upon conversion of placement agent warrants	7,000	7	—	—	13,993	—	14,000
Stock-based compensation	—	—	—	—	95,749	—	95,749
Net loss for the period	—	—	—	—	—	(3,048,284)	(3,048,284)
Balance at May 31, 2014	11,435,431	$11,435	111,822	$112	$26,142,945	$(18,957,223)	$7,197,269

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED MAY 31, 2013 AND MAY 31, 2014
(EXPRESSED IN US$)

	Six Months Ended May 31, 2013	Six Months Ended May 31, 2014
Cash flows from operating activities:
Net loss for the period	$(2,883,143)	$(3,048,284)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	243,695	222,197
Stock-based compensation	66,633	95,749
Unrealized foreign exchange gain	(76,193)	(40,357)
Deferred financing fees amortization	22,583	42,715
Accrued interest	81,641	90,623
Bad debts	—	35,662
Issuance of common stock/units for consulting services	—	371,854

Changes in operating assets and liabilities:
Accounts receivable	(113,432)	982,617
Inventories	97,173	551,335
Prepaid expenses and deposits	(15,756)	(240,184)
Accounts payable and accrued liabilities	440,132	(1,012,596)
Customer deposits	—	919
Net cash used in operating activities	(2,136,667)	(1,947,750)

Cash flows from investing activity:
Additions to property, plant and equipment	(351,828)	(90,027)
Additions to intangible assets	(191)	—
Net cash used in investing activity	(352,019)	(90,027)

Cash flows from financing activities:
Repayment of credit facility	—	(1,019,513)
Advances from short-term loans	385,800	135,705
Repayments of short-term loans	—	(269,401)
Advances from related parties and others	519,258	172,000
Repayments to related parties and others	—	(33,835)
Issuance of common stock/units under private placement and public offering (net of issuance costs)	1,369,390	6,812,963
Issuance of common stock/units for cash	—	100,000
Issuance of common stock upon conversion of placement agent warrants	—	14,000
Net cash provided by financing activities	2,274,448	5,911,919
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(214,238)	3,874,142
Cash and cash equivalents, beginning of period	402,724	174,084

CASH AND CASH EQUIVALENTS, END OF PERIOD	$188,486	$4,048,226

Supplemental disclosures of cash flow information
Interest paid	$171,723	$216,674
Common shares issued as repayment of loan	$—	$128,000

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
As of May 31, 2014
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

As at May 31, 2014, due in large part to the funds spent to develop, build and commission our Sombra facility as well as minimal sales of biodiesel, the Company had a working capital deficiency of $1,270,469. During the six months ended May 31, 2014, the Company incurred a loss of $3,048,284 and had negative cash flows from operations of $1,947,750. The Company anticipates that its Sombra facility will generate positive cash flows from operations and will operate profitably once full-scale commercial operations are achieved in the second half of fiscal year 2014. However, in order to meet its development goals and ongoing operational requirements, the Company will require additional financing in the foreseeable future. It is management’s opinion that the anticipated positive cash flows from operations and cash from additional financing completed in May 2014 will be sufficient to meet the Company’s cash requirements for at least the next 12 months.

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with FASB ASC 705 "Cost of Sales and Services". Shipping and handling costs for the three and six months ended May 31, 2014 were $8,032 and $23,602, respectively (three and six months ended May 31, 2013 was $101,561 and $175,255, respectively). Costs related to raw materials purchased, are included in inventory or cost of goods sold, as appropriate. While amounts charged to customers for shipping product are included in revenues, the related outbound freight costs are included in expenses as incurred.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Potential tax benefits from net operating losses and foreign tax credit carry forwards are not recognized by the Company until their realization is more likely than not. The Company assesses the validity of conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause the Company to change their judgment regarding the likelihood of a tax position's sustainability under audit. The Company has determined that there were no material uncertain tax positions as at November 30, 2013 and May 31, 2014.

Per Share Data

Basic earnings per share ("EPS") is determined by dividing net earnings available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. In computing diluted EPS, the average number of shares of Common Stock outstanding is increased by Common Stock options and warrants outstanding if the exercise prices were lower than the average market price of Common Stocks using the treasury stock method. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. Potentially dilutive shares include 2,163,764 warrants and 483,310 Common Stock options issued and outstanding as at May 31, 2013 and 3,923,149 warrants, 353,922 Common Stock options and 111,822 shares of Preferred Stock issued and outstanding as at May 31, 2014. All outstanding warrants, preferred shares and options have an anti-dilutive effect on the loss per share and are therefore excluded from the determination of the diluted loss per share calculation for the three and six months ended May 31, 2013 and May 31, 2014.

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

On May 28, 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this accounting standard.

All other recent pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the condensed consolidated financial statements of the Company.

NOTE 3 - INVENTORIES

Inventories consisted of the following:

	As at November 30, 2013	As at May 31, 2014

Raw materials	$345,049	$148,748
Finished goods	444,648	89,614
Equipment	11,366	11,366

	$801,063	$249,728

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	As at May 31, 2014			As at November 30, 2013
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value

Sombra site:
Land	$409,134	$—	$409,134	$409,134
Building	2,944,356	278,713	2,665,643	2,702,446
Equipment	775,865	439,032	336,833	390,465
Equipment - Denami 3000	4,254,995	273,939	3,981,056	3,975,441
Computer equipment	11,835	8,827	3,008	5,918
Vehicle	11,622	872	10,750	11,331
Mississauga site:
Computer equipment	23,464	22,985	479	1,316
Leasehold improvements	102,201	60,805	41,396	46,591
Equipment and fixtures	255,463	191,125	64,338	77,662
Equipment - Denami 600	720,042	176,053	543,989	558,390

	$9,508,977	$1,452,351	$8,056,626	$8,178,694

Total depreciation expense included in selling, general and administrative expenses in the unaudited consolidated statements of operations related to property, plant and equipment for the three and six months ended May 31, 2014 was $106,317 and $212,095, respectively (three and six months ended May 31, 2013 was $117,177 and $233,593, respectively).

NOTE 5 - PAYABLE TO RELATED PARTIES AND OTHERS

Payable to related parties is comprised of the following:

	As at November 30, 2013	As at May 31, 2014

Michel G. Laporte (stockholder and Director)	$719,230	$745,750
World Asset Management Inc. (reclassified to short-term loans - Note 6, Promissory note (iii))	1,495,477	—
Other loan	36,695	—
	$2,251,402	$745,750

The payables to related parties and others bear interest at 8% per annum, are unsecured and repayable on demand.  The related parties and others have agreed in writing to postpone the repayment of their debts in favor of the credit facility referred to in note 7. Interest expense incurred during the three and six months ended May 31, 2014 was $13,260 and $26,250 (three and six months ended May 31, 2013 - $28,465 and $60,625).

NOTE 6 - SHORT-TERM LOANS

	As at November 30, 2013	Advances and Reclassification	Interest Accrued	Repayments	Foreign Exchange Adjustments	As at May 31, 2014

Term loan (July 2013)	$1,506,560	$—	$—	$—	$(30,880)	$1,475,680
Term loan (Dec 2013)	—	135,705	2,506	—	2,640	140,851
Promissory note (i)	52,533	—	1,600	—	—	54,133
Promissory note (ii)	402,558	—	4,099	(397,400)	(9,257)	—
Promissory note (iii)	—	1,667,477	55,898	—	—	1,723,375

	$1,961,651	$1,803,182	$64,103	$(397,400)	$(37,497)	$3,394,039

 Term loan (July 2013)

On July 12, 2013, Methes Canada entered into a term loan facility agreement with a lender (the “Agreement”) pursuant to which Methes Canada is able to borrow up to $1,475,680  (historical amount of $1,540,640 or CDN$1,600,000) for a term of 12 months at an interest rate of 12% per annum (the “July 2013 Facility”). Under the terms of the Agreement, interest is payable monthly and outstanding principal is due at maturity. Outstanding principal would be prepayable after six months upon 30 days’ notice and payment of a penalty equal to one-month's interest. The July 2013 Facility is collateralized by a security agreement from Methes Canada on certain of its assets except for accounts receivable and inventory and a first collateral mortgage on its real property located at Sombra, Ontario.  The July 2013 Facility prohibits payment of debt owed by the Company to certain of its stockholders and a director (see note 5) during the life of the facility and contains other customary debt covenants. As at May 31, 2014, the Company was in compliance with these covenants.

Interest expense incurred during the three and six months ended May 31, 2014 was $43,850 and $87,568 (three and six months ended May 31, 2013 - $nil and $nil).

Term loan (December 2013)

On December 16, 2013, Methes Canada entered into a one year term Mortgage Loan Agreement for $1,844,600 (CDN$2,000,000) bearing interest at 9% per annum for the purposes of discharging the existing July 2013 Facility (CDN$1,600,000).  The difference will be used to upgrade the Mississauga facility for the production of biodiesel.  Interest only is to be paid monthly and the term is renewable for an additional year.  As at May 31, 2014, monies advanced from this loan totaled $138,345 (historical amount of $135,705 or CDN$150,000).

Interest expense incurred during the three and six months ended May 31, 2014 was $2,506 and $2,506 (three and six months ended May 31, 2013 - $nil and $nil).

Promissory Notes:

(i)
In January 2010, the Company borrowed $40,000 from a lender and issued to the lender a demand promissory note in the principal amount of $40,000 bearing interest at 8% per annum.  Repayment of the loan and payment of the accrued interest is due upon demand.

Interest expense incurred during the three and six months ended May 31, 2014 was $800 and $1,600 (three and six months ended May 31, 2013 - $800 and $1,600).

(ii)
On January 26, 2013, the Company borrowed $368,920 (historical amount of  $397,400 or  CDN $400,000) from a lender and issued to the lender a demand promissory note in the principal amount of CDN $400,000 bearing interest at 8% per annum (the "January 2013 Note"). Repayment of the loan and payment of the accrued interest is due upon demand.

During the six months ended May 31, 2014 total principal payments of $397,400 (CDN$400,000) and total interest of $32,571 (CDN$34,057) were made against the note (now paid in full), as follows:

      - On January 17, 2014, the Company converted $128,000 USD (CDN $139,845) of the outstanding principal due on the January 2013 Note into 34,688 shares of Common Stock based at the closing market price of $3.69 per share of Common Stock on January 17, 2014.

    - On January 30, 2014, the Company paid $153,871 USD (CDN $172,000) against the outstanding principal balance through borrowing a note payable from another lender.

     - On May 30, 2014, the Company paid the remaining balance of $81,305 USD (CDN $88,155).

Interest expense incurred during the three and six months ended May 31, 2014 was $1,569 and $4,099 (three and six months ended May 31, 2013 - $7,914 and $10,576).

(iii)
Previously, this loan was classified as a payable to related party as the lender held stocks of the Company.  As at May 31, 2014, no stocks are held by the lender and therefore this loan has been re-classified under the short-term loans.  A total principal of $1,280,000 and accrued interest of $215,477 as at November 30, 2013 were reclassified to short-term loans.

On January 28, 2014, the Company borrowed $172,000 from this lender and issued to the lender a demand promissory note in the principal amount of $172,000 bearing interest at 8% per annum.  Repayment of the loan and payment of the accrued interest is due upon demand.

As at May 31, 2014, a total principal of $1,452,000 and accrued interest of $271,375 were outstanding. This loan bears interest at 8% per annum.  Repayment of the loan and payment of the accrued interest is due upon demand.

Interest expense incurred during the three and six months ended May 31, 2014 was $29,040 and $55,898 (three and six months ended May 31, 2013 - $20,800 and $48,000).

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

In connection with all borrowings to purchase feedstock, Methes Canada issued a promissory note to the lender bearing a per annum interest rate equal to the Bank of Montreal Prime Rate plus sixteen percent (16%) and is due and payable upon the earlier of demand or August 13, 2014. The effective interest rate as of May 31, 2014 was 19% (16% plus 3% prime rate).  Under the terms of the promissory note, interest only is payable monthly on the last business day of each calendar month.

Cash advances against accounts receivables will be based on the amount of the receivables net of a purchase discount as agreed with the lender with an interest rate of Bank of Montreal Prime Rate plus three percent (3%).  Effective interest rate as of May 31, 2014 was 6% (3% plus 3% prime rate). The amounts outstanding under this promissory note must be recorded on the grid schedule provided by the lender. The balance outstanding as at November 30, 2013 of $1,019,513 was fully repaid during the first quarter of fiscal 2014 through factoring of accounts receivable and cash from operations. Accordingly, as of May 31, 2014 the balance outstanding was $nil.

Interest expense incurred under this credit facility during the three and six months ended May 31, 2014 was $nil and $7,909 (three and six months ended May 31, 2013 - $nil and $nil).

Subsequent to the current quarter, the credit facility was discontinued (see Note 14).

NOTE 8 - STOCKHOLDERS' EQUITY

COMMON STOCK

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 and had 7,231,417 and 11,435,431 shares of Common Stock issued and outstanding as of November 30, 2013 and May 31, 2014, respectively.

	No. of Shares	Price per Share
Common Stock

Balance as at November 30, 2013	7,231,417
December 2013 Private Placement	1,081,161	$2.00
January 3, 2014 Issuance for services rendered	25,000	$3.49
January 10, 2014 Issuance for cash and services rendered	50,000	$2.50
January 17, 2014 Issuance for loan settlement	34,688	$3.69
January 28, 2014 Issuance for services rendered	25,000	$3.55
March 13, 2014 Series A-2 Preferred Stock conversions and accrued dividends	21,648	$2.27
March 17, 2014 Series A-1 Preferred Stock conversions and accrued dividends	123,528	$2.25
May 1, 2014 Issuance for services rendered	25,000	$2.45
May 9, 2014 Series A-2 Preferred Stock conversion and accrued dividends	10,989	$2.27
May 9 and 19, 2014 Placement Agent Warrant exercises	7,000	$2.00
May 27, 2014 Underwritten public offering issuance	2,500,000	$2.00
May 28, 2014 Underwritten public offering over-allotment issuance	300,000	$2.00
Balance as at May 31, 2014	11,435,431

December 2013 Private Placement

During the month of December 2013 the Company issued a total of 1,081,161 units (each a “Unit”) to accredited investors at a price of $2.00 per Unit under a private placement and raised net proceeds of approximately $1.87 million, after deducting the sales commission and fees (the “December 2013 Private Placement”). Each Unit consists of one share of Common Stock and one five year Common Stock Warrant to purchase one share of Common Stock at an exercise price of $4.00 per share (“Common Stock Warrant”). (see Stock Warrant Table below).

In connection with the December 2013 Private Placement, the Company issued compensatory warrants (the “Placement Agent Warrant”) to the Placement Agents for the offering exercisable for an aggregate of 108,116 Units.  Each of these warrants is exercisable to acquire a Unit at an exercise price of $2.00 per Unit.  The fair value of these warrants at the grant date was $257,553.  This amount was estimated using the Black-Scholes option pricing model with an expected life of 5 years, risk free interest rates between 1.66% and 1.74%, a dividend yield of 0%, and an expected volatility of 75%. (see Stock Warrant Table below).

January 3, 2014 Issuance for services rendered

On January 3, 2014, the Company issued 25,000 shares of Common Stock in the second installment quarterly payment of consulting fees for services to be rendered by a consultant which were valued at $87,250, based on the closing market price of $3.49 per share on the day of issuance.

January 10, 2014 Issuance for cash and services rendered

On January 10, 2014, the Company sold 50,000 Units to an accredited investor in a private placement for a purchase price of $125,000 (or $2.50 per Unit) of which $100,000 was paid in cash and $25,000 was settled through services rendered to the Company, which was included in the selling, general and administrative expenses. The aggregate fair value of the Units sold in this offering was $310,000 (or $6.20 per Unit), based on the closing market price of $3.58 per share of Common Stock on the day of issuance, and the fair value of the Common Stock Warrants of $2.62 per warrant.  The fair value of the Common Stock Warrants was estimated using the Black-Scholes option pricing model with an expected life of 5 years, risk free interest rates of 1.64%, a dividend yield of 0%, and an expected volatility of 100%.  The excess of the estimated fair value over the purchase price in the amount of $185,000 is included in the selling, general and administrative expenses. (see Stock Warrant Table below).

January 17, 2014 Issuance for loan payment

On January 17, 2014, the Company issued 34,688 shares of Common Stock to a note holder at $3.69 per share of Common Stock in conversion of $128,000 of a note payable by the Company (See Note 6, Promissory - (ii)).

January 28, 2014 Issuance for services rendered

On January 28, 2014, the Company issued 25,000 shares of Common Stock in payment of consulting fees for services to be rendered by a consulting corporation for a term of one year.  These shares of Common Stock were valued at $88,750, based on the closing market price of $3.55 per share on the date of issuance, of which $29,583 is included in prepaid expenses as at May 31, 2014.

March 13, 2014 Series A-2 Preferred Stock Conversions

On March 13, 2014, two holders of our Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”) converted 20,876 shares of outstanding Series A-2 Preferred with an aggregate stated value of approximately $49,139 (including accrued dividends of $1,750) into 21,648 shares of Common Stock at a price of $2.27 per share.

March 17, 2014 Series A-1 Preferred Stock Conversions

On March 17, 2014, two holders of our Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) converted 117,646 shares of outstanding Series A-1 Preferred with an aggregate stated value of approximately $293,235 (including accrued dividends of $13,235) into 123,528 shares of Common Stock at a price of $2.25 per share.

May 1, 2014 Issuance for services rendered

On May 1, 2014, the Company issued 25,000 shares of Common Stock in the third quarterly installment payment of consulting fees for services to be rendered by a consultant which were valued at $61,250, based on the closing market price of $2.45 per share on the date of issuance, of which $45,813 is included in prepaid expenses as at May 31, 2014.

May 9, 2014 Series A-2 Preferred Stock Conversion

On May 9, 2014, a holder of our Series A-2 Preferred converted 10,438 shares of outstanding Series A-2 Preferred with an aggregate stated value of approximately $26,250 (including accrued dividends of $1,250) into 10,989 shares of Common Stock at a price of $2.27 per share.

May 9 and 19, 2014 Placement Agent Warrants Exercises

On May 9 and 19, 2014, two holders of Placement Agent Warrants exercised their warrants for an aggregate of 7,000 Units at a price of $2.00 per Unit or an aggregate stated value of $14,000, which included 7,000 shares of Common Stock and 7,000 Warrants (each at an exercise price of $4.00).

May 27, 2014 Underwritten Public Offering Issuance

On May 27, 2014, the Company closed an underwritten public offering of 2,500,000 shares of Common Stock and raised net proceeds of $4.5 million, after deducting Underwriter’s fees and estimated offering expenses. Under the terms of the Underwriting Agreement, the Underwriter had an option through June 26, 2014, to purchase up to an additional 375,000 shares of Common Stock under the same terms as the public offering to cover over-allotments (the “Over-Allotment Option”), if any.

May 28, 2014 Underwritten Public Offering Over Allotment Issuance

On May 28, 2014, the Underwriter partially exercised the Over-Allotment Option for 300,000 shares of Common Stock raising approximately $550,000 of additional net proceeds for the Company.

PREFERRED STOCK

The Company is also authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 per share, from time to time in one or more series, without shareholder approval, when authorized by its board of directors (the “Board”).  As of each of November 30, 2013 and May 31, 2014, the Board has designated 152,519 shares of Series A-1 Preferred and 134,341 shares of Series A-2 Preferred.  As of November 30, 2013, 138,654 shares of Series A-1 Preferred and 122,128 shares of Series A-2 Preferred were issued and outstanding (for a total of 260,782 shares outstanding as of November 30, 2013).  During the six months ended May 31, 2014, 117,646 shares of Series A-1 Preferred and 31,314 shares of Series A-2 Preferred were converted into shares of Common Stock.  As of May 31, 2014, 21,008 shares of Series A-1 Preferred and 90,314 shares of Series A-2 Preferred were issued and outstanding (for a total of 111,822 shares outstanding as of May 31, 2014).  Collectively, the Series A-1 Preferred and the Series A-2 Preferred are referred to herein as the “Series A Preferred Stock.”

As at May 31, 2014, on the Series A Preferred Stock had total accumulated dividends of $16,668, none of which have been declared by the Board or accrued (May 31, 2013 - $nil).

STOCK WARRANT TABLE:

	Grant Date	Exercise Period	No of Warrants	Exercise Price per share	Fair Value of Broker Warrants

Balance as at November 30, 2013			2,678,872
Common Stock Warrants issued – Private Placement	Dec. 20, 2013	5 years from grant date	1,081,161	$4.00
Placement Agent Warrant – Private Placement	Dec. 20 2013	5 years from grant date	108,116	$2.00	$257,553
Placement Agent Warrant – Private Placement (November 27, 2013)	Dec. 20 2013	5 years from grant date	5,000	$2.00	$6,403
Common Stock Warrant issued-accredited investor	Jan. 10, 2014	5 years from grant date	50,000	$4.00
Placement Agent Warrant exercise			(7,000)	$2.00
Common Stock Warrant issued upon exercise of Placement Agent Warrant	May 9 and 14, 2014	Dec. 20, 2018	7,000	$4.00
Balance as at May 31, 2014			3,923,149

NOTE 9 - STOCK-BASED COMPENSATION

The Company's Amended and Restated the 2008 Directors, Officers and Employees Stock Option Plan, which was originally approved by the stockholders at the annual general meeting of the Company held on December 5, 2007, and subsequently amended by the stockholders on July 23, 2008. This plan was established to enable the Company to attract and retain the services of highly qualified and experienced directors, officers, employees and consultants and to give such persons an interest in the success of the Company and its subsidiaries. The total number of shares currently authorized under the plan is 391,134. The options and awards will be granted at the discretion of the Board of Directors. Options issued under the plan that are deemed to be incentive stock options will be priced at not less than 100% of the fair market value of the common shares at the date of the grant, subject to certain limitations for 10 percent stockholders. The fair value of each option granted was estimated at the time of grant using the Black-Scholes option pricing model. There were no options granted during the six months ended May 31, 2013 and 2014.

All the grants vest quarterly over a two year period and expire on the tenth anniversary of the grant date. The following table summarizes the stock option activities of the Company.

Number of options
Outstanding as of November 30, 2012	383,310
Granted	10,000
Exercised	—
Cancelled/forfeited	(27,379)
Outstanding as of November 30, 2013	365,931
Granted	—
Exercised	—
Cancelled/forfeited	(5,215)
Outstanding as of May 31, 2014	360,716

The stock-based compensation for the three and six months ended May 31, 2014 was $2,824 and $7,696 (six months ended May 31, 2013 - $28,150 and $66,632). The Company recorded this in selling, general and administrative expenses with the corresponding credit to additional paid-in capital.

As of November 30, 2013 the Company has a total of 365,931 options outstanding to purchase Common Stock held by employees, directors and advisory board members, of which 353,922 are vested and exercisable. All of these outstanding stock options have an exercise price above the average market price. As of November 30, 2013, the total fair value of the options granted to employees at the respective grant dates was $1,476,973, of which the unrecognized portion of $13,088 related to the unvested shares associated with these stock option grants will be recognized over a period of two years.

As of May 31, 2014 the Company has a total of 360,716 options outstanding to purchase Common Stock held by employees, directors and advisory board members, of which 354,466 are vested and exercisable. All of these outstanding stock options have an exercise price above the average market price. As of May 31, 2014, the total fair value of the options granted to employees at the respective grant dates was $1,476,973, of which the unrecognized portion of $5,392 related to the unvested shares associated with these stock option grants will be recognized over a period of 18 months.

2012 Option Plan:

Under the Company’s 2012 Directors, Officers and Employees Stock Option Plan (the “2012 Plan”), the Company granted a total of 100,000 options to purchase Common Stock to its four independent directors and chief financial officer on April 2, 2013.  The total number of shares currently authorized under the plan is 400,000.  The options and awards will be granted at the discretion of the Board. Options issued under this plan that are deemed to be incentive stock options will be priced at not less than 100 percent of the fair market value of the shares of Common Stock underlying the options at the date of the grant, subject to certain limitations for 10 percent stockholders. The fair value of each option granted was estimated at the time of grant using the Black-Scholes option pricing model.

All the options granted under the 2012 Plan, vest yearly at the rate of one-third per year, starting on the first year anniversary of the grant date and expire on the fifth anniversary of the grant date. The following table summarizes the stock option activities of the Company.

Outstanding as of November 30, 2012	—
Granted	100,000
Exercised	—
Cancelled/forfeited	—
Outstanding as of November 30, 2013	100,000
Granted	—
Exercised	—
Cancelled/forfeited	—
Outstanding as of May 31, 2014	100,000

The share-based compensation for the three and six months ended May 31, 2014 was $44,026 and $88,052 (three and six months ended May 31, 2013 - $nil and $nil). The Company recorded this in selling, general and administrative expenses with the corresponding credit to additional paid-in capital.

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

As of May 31, 2014 the Company has granted a total of 100,000 options to purchase Common Stock to employees, directors and advisory board members, all of which are currently outstanding and of which none are vested and exercisable. All of these outstanding stock options have an exercise price above the average market price. As of May 31, 2014, the total fair value of the options granted at the respective grant dates was $292,174, of which the unrecognized portion of $97,970 related to the unvested shares associated with these stock option grants will be recognized over a period of two years.

NOTE 10 - FAIR VALUE MEASUREMENTS, CONCENTRATIONS AND RISK

a) The Company's cash and cash equivalents, which are carried at fair values, are classified as a level 1 financial instrument at November 30, 2013 and May 31, 2014.

b) The Company is exposed to the following concentrations of risk:

Major Customers

Two major customers comprised 66% and 68% of total revenue for the three and six months ended May 31, 2014 (three and six months ended May 31, 2013 - two major customers comprised 66% and 22% of total revenue).

 As at November 30, 2013, the accounts receivable balance from the two major customers was $659,902 and $26,083 respectively. As at May 31, 2014, the accounts receivable balance from two major customers was $Nil and $39,740 respectively.

Major Vendors

The Company has an exclusive agreement to manufacture biodiesel processor equipment with a third party equipment manufacturer. During the three and six months ended May 31, 2014, the Company made purchases of $nil and $nil (three and six months ended May 31, 2013 - $nil and $45,893) from this equipment manufacturer. As of November 30, 2013 and May 31, 2014, the Company had accounts payable of $21,856 and $6,837 owing to this equipment manufacturer, respectively.

The Company’s major purchases of feedstock oil and biodiesel from third parties for the three and six months ended May 31, 2014 were $nil and $nil (three and six months ended May 31, 2013 – three major vendors comprising total purchases of $1,051,843 and $1,566,918).

As at November 30, 2013, the accounts payable balance to the three major vendors were $nil, $1,053,479 and $575,043.

As at May 31, 2014, the accounts payable balance from the three major vendors was $1,046,453 (balance includes interest incurred on outstanding balance of $97,973), $nil and $352,670.  These balances were paid in full subsequent to quarter end.

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

The Company minimizes credit risk by routinely reviewing the credit risk of the counterparty to the arrangement and has maintained an allowance for doubtful accounts of $65,662 related to credit risk as at May 31, 2014 (as at November 30, 2013 - $30,000), which is considered adequate.

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

Included in selling, general and administrative expenses are foreign currency gains (losses) for the three and six months ended May 31, 2014 of $49,576 and ($30,210) (three and six months ended May 31, 2013 of $1,579 and $75,959).

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

As at May 31, 2014, due in large part to the funds spent to develop and build the Sombra facility as well as minimal sales of biodiesel, the Company had a working capital deficiency of $1,270,469.

The Company anticipates that its Sombra facility will generate positive cash flows from operations and will operate profitably once full-scale commercial operations are achieved in the second half of fiscal year 2014. It is management’s opinion that the anticipated positive cash flows from operations and cash from additional financing completed in May 2014 will be sufficient to meet the Company’s cash requirements for at least the next 12 months.

As at May 31, 2014, the Company received customer deposits of $9,104 (November 30, 2013 - $8,185) against equipment to be shipped in the subsequent quarter.

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

As at May 31, 2014, Methes Canada must pay, in addition to other amounts such as it’s pro rata share of taxes, the following amounts over the term of the lease:

Annual
Minimum Rent

2014	$68,129
2015	$136,259
2016	$136,259
2017	$136,259
2018	$11,355

Railroad Car Leases:

As at May 31, 2014, the Company is a party to the following lease agreements for railcars at its Sombra facility:

	Start Date	End Date	Term
Four railcars at $3,100 per month	August 1, 2013	July 31, 2018	60 months
Four railcars at $3,100 per month	April 1, 2013	March 31, 2018	60 months
Four railcars at $ 3,600 per month	July 1, 2013	June 30, 2018	60 months
Four railcars at $3,140 per month	December 1, 2011	November 30, 2016	60 months
One railcar at $575 per month	January 1, 2012	December 31, 2016	60 months
One railcar at $575 per month	May 1, 2012	June 30, 2015	36 months
Ten railcars at $8,460 per month	May 1, 2013	April 30, 2018	60 months
Ten railcars at $8,510 per month	May 1, 2013	April 30, 2018	60 months

Annual Minimum Rent

2014	$186,360
2015	$369,845
2016	$365,820
2017	$321,815
2018	$147,250

NOTE 12 - CONTRIBUTION AGREEMENTS WITH MINISTER OF NATURAL RESOURCES OF CANADA

Mississauga Facility:

In 2009, the Company entered into a Non-Refundable Contribution Agreement with the Minister of Natural Resources of Canada for the Mississauga facility under the ecoENERGY for Biofuels program. Under this agreement, the Company may receive up to $4,989,643 (CDN$5,410,000) in the years from 2009 to 2016 from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company.

For the three and six months ended May 31, 2014, the Company claimed incentives of $nil and $nil (three and six months ended May 31, 2013 - $8,559 and $10,170). Since entering into the program to May 31, 2014, the Company has claimed total incentives of $1,485,285 and has received a total of $1,458,286.

Included in accounts receivable as at November 30, 2013 and May 31, 2014, is an amount receivable of $nil and $nil, respectively, due from the Minister of Natural Resources of Canada.

Sombra Facility:

In 2010, the Company applied for an incentive under the ecoENERGY for Biofuels program for its Sombra facility and was approved by the Canadian government. The final Contribution Agreement with the Minister of Natural Resources of Canada for the Sombra facility under the ecoENERGY for Biofuels program was signed by the Company and the Canadian Government on December 6, 2011. Under this agreement as amended, the Company may receive up to $13,636,390 (CDN$14,785,200) from the years 2012 to 2017 from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company.

For the three and six months ended May 31, 2014, the Company claimed incentives of $25,557 and $38,592 (three and six months ended May 31, 2013 - $161,565 and $168,833). Since entering into the program to May 31, 2014, the Company has claimed total incentives of $575,467 and has received a total of $549,910.

Included in accounts receivable as at November 30, 2013 and May 31, 2014, is an amount receivable of $277,573 and $25,557, respectively, due from the Minister of Natural Resources of Canada.

NOTE 13 - SEGMENT INFORMATION

The Company reports a single operating segment, being a producer and seller of biodiesel fuel and biodiesel processing equipment.

Geographic segments:

The Company's assets and operating facilities, other than cash balances of $16,066 at November 30, 2013 and $822,978 at May 31, 2014, are all located in Canada. The Company services the majority of its customers in the United States. The Company derives its revenue geographically as follows:

	Three Months Ended May 31, 2013	Three Months Ended May 31, 2014	Six Months Ended May 31, 2013	Six Months Ended May 31, 2014
Revenue
United States	$2,071,344	$289,778	$2,171,133	$570,972
Canada	257,010	149,627	367,332	246,911

	$2,328,354	$439,405	$2,538,465	$817,883

NOTE 14 - SUBSEQUENT EVENTS

In June 2014, the Working Capital Facility of $1,500,000, described in Note 7 was discontinued, as the Company’s management believes it no longer requires this facility.

In June 2014, the Company entered into certain derivative contracts to hedge its exposure to price risk related to feedstock oil.

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

Overview

We are a renewable energy company that offers an array of products and services to a network of biodiesel fuel producers. We also market and sell in the U.S. and Canada biodiesel fuel produced at our small-scale production and demonstration facility in Mississauga, Ontario, Canada, and at our intermediate scale production facility in Sombra, Ontario, Canada.  The first of two Denami 3000 processors, designed to produce up to 6.5 million gallons per year, or mgy, of biodiesel, was placed in substantially full time production in the fourth quarter of 2013.  In October 2013 we shipped more than 18 railcars (over 485,000 gallons) of biodiesel from our Sombra facility which is significantly higher than our previous highest monthly total of 8 railcars in April 2013. During the quarter ended May 31, 2014, our largest source of revenue was from the sale biodiesel fuel.

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

As of May 31, 2014, due in large part to our investment of capital to develop, build and commission our Sombra facility as well as minimal sales of biodiesel, we had a working capital deficiency of $1,270,469. During the six months ended May 31, 2014, we incurred a loss of $3,048,284 and had negative cash flow from operations of $1,947,750. Our Sombra facility is approved by the U.S. Environmental Protection Agency ("EPA") as a Foreign Renewable Fuel Producer and as a result the biodiesel produced at this facility is eligible for export to the United States. Obtaining this approval from the EPA enables us to sell our biodiesel into the U.S., and provides our U.S. importers the ability to generate Renewable Identification Numbers ("RINs"). RINs are used in the U.S. to track compliance with Renewable Fuel Standard 2 (“RFS2”) and are generated when a gallon of biodiesel is produced or imported into the U.S. We began commercial operation at the Sombra plant in November 2012.

As of May 30, 2014, subsequent to the consummation of our initial public offering (“IPO”) on October 30, 2012, we have raised aggregate net proceeds of approximately $9.5 million from the sale of our equity securities including the following (also see Note 8):

●	net proceeds of approximately $1.5 million from our private placement completed in February 2013;
●	net proceeds of approximately $50,000 from our Regulation S private placement completed in August 2013;
●	net proceeds of approximately $473,000 from our private placement of Series A Preferred Stock completed in October 2013;
●	net proceeds of approximately $2.24 million from our private placement completed in December 2013;
●	net proceeds of approximately $125,000 (including, $25,000 of services rendered to us) from our private placement completed in January 2014; and
●	net proceeds of approximately $5.05 million from our public offering completed in May 2014.

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

On July 1, 2010, RFS2 was implemented, stipulating Renewable Volume Obligations (“RVOs”) requirements for the amount of biomass-based diesel that must be utilized in the United States each year. Under RFS2, obligated parties, including petroleum refiners and fuel importers, must show compliance with these standards. The RFS2 program required the domestic use of 800 million gallons of biodiesel in 2011, one billion gallons in 2012 and 1.28 billion gallons in 2013. The 2014 RVO was set at 1.7 billion gallons under RSF2 but the EPA is considering keeping the 2014 and 2015 RVOs at 1.28 billion gallons. The delay by the EPA in establishing the 2014 RVOs has greatly affected the demand for biodiesel so far this year. According to the National Biodiesel Board (“NBB”), 57% of their biodiesel producing members were not producing as of early June 2014.

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

Dependence on significant customers

A large part of our revenue is generated from a few large customers. The sales to these customers are made at spot market prices, and we have no binding purchase agreements for our biodiesel, which could affect the consistency of our revenues. Potential customers for biodiesel regularly bid for biodiesel in the spot market at prices that are quoted on a daily basis. As a matter of convenience, we prefer to deal with customers with whom we have had a past relationship, although the specific customers to whom we sell have varied over time. The loss of one or more customers who have been among our largest customers historically would not have a material adverse effect on our business because we believe that a customer or customers could be replaced by one or more new customers regularly bidding for biodiesel, and we believe this will continue to be the case. For example, in the six months ended May 31, 2014, 57% of our total revenue was from one major customer who was also our largest customer during the year ended November 30, 2013. This customer accounted for 24% of our total revenue during the same period in fiscal 2013.

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

Results of Operations

Three and six months ended May 31, 2013 and May 31, 2014

Set forth below is a summary of certain financial information for the periods indicated:

	Three Months Ended May 31, 2013	Three Months Ended May 31, 2014	Six Months Ended May 31, 2013	Six Months Ended May 31, 2014

Revenue
Biodiesel sales
Resales	$415,782	$—	$463,496	$124,764
Internal production	1,664,522	316,294	1,747,244	501,067
Feedstock sales	40,802	69,719	84,988	96,341
Glycerin sales	22,635	10,649	36,441	23,847
Government incentives	170,124	25,557	179,004	38,592
Equipment sales	2,657	750	2,657	1,397
Royalties	2,793	11,454	6,775	11,454
Others	9,039	4,982	17,860	20,421
	2,328,354	439,405	2,538,465	817,883
Cost of goods sold	2,221,184	371,921	2,410,713	664,540
Gross profit	107,170	67,484	127,752	153,343

Operating expenses

Selling, general and administrative expenses	1,476,838	1,442,291	2,767,926	2,907,700
Loss before interest and taxes	(1,369,668)	(1,374,807)	(2,640,174)	(2,754,357)

Other expenses
Interest expense	(122,143)	(192,035)	(242,969)	(293,927)
Loss before income taxes	(1,491,811)	(1,566,842)	(2,883,143)	(3,048,284)

Income taxes	—	—	—	—

Net loss for the period	$(1,491,811)	$(1,566,842)	$(2,883,143)	$(3,048,284)

Three and six months ended May 31, 2013 compared to the three and six months ended May 31, 2014

Revenue. Our total revenues for the three months ended May 31, 2013 and May 31, 2014 were $2.33 million and $439,000, respectively, representing a decrease of $1.89 million or 81%.  Our total revenues for the six months ended May 31, 2013 and May 31, 2014 were $2.54 million and $818,000, respectively, representing a decrease of $1.72 million or 68%. The reasons for this decrease are outlined below.

Biodiesel. Biodiesel sales for the three months ended May 31, 2013 and May 31, 2014, excluding government incentives, were $2.08 million and $316,000, respectively, a decrease of approximately $1.76 million or 85%.  For the three months ended May 31, 2013 and May 31, 2014, our resales of biodiesel purchased from third party producers were $416,000 and $125,000, respectively, a decrease of approximately $291,000 or 70%.  Revenue from our internal production, excluding government incentives, for the three months ended May 31, 2013 and May 31, 2014 was $1.66 million and $316,000, respectively, a decrease of $1.34 million or 81%. For the three months ended May 31, 2013 and May 31, 2014, our average sales price per gallon for 100 percent biodiesel (“B100”) was $4.11 and $4.08, respectively, a decrease of $0.03 per gallon, or 0.73%. Gallons sold for the three months ended May 31, 2013 and 2014 were 506,000 and 77,600 gallons, respectively, a decrease of 428,400 gallons, or 85%.

Biodiesel sales for the six months ended May 31, 2013 and May 31, 2014, excluding government incentives, were $2.21 million and $625,800, respectively, a decrease of approximately $1.6 million or 72%. For the six months ended May 31, 2013 and May 31, 2014, our resales of biodiesel purchased from third party producers were $463,000 and $125,000, respectively, a decrease of approximately $338,000, or 73%. Revenue from our internal production, excluding government incentives, for the six months ended May 31, 2013 and May 31, 2014 was $1.75 million and $501,000, respectively, a decrease of $1.2 million, or 71%. For the six months ended May 31, 2013 and May 31, 2014, our average sales price per gallon for B100 was $4.13 and $4.52, respectively, an increase of $0.39 per gallon, or 9%. Gallons sold for the six months ended May 31, 2013 and 2014 were 535,447 and 138,529 gallons, respectively, a decrease of 396,918 gallons, or 74%.

The overall decrease in revenue from the sales of our biodiesel and the resales of biodiesel purchased from others was primarily due to a very low demand as a result of the expiration of the blender’s tax credit (“BTC”) on December 31, 2013 which, combined with an extremely cold winter, reduced the demand for biodiesel in the first half of 2014. Furthermore, the delay, by the EPA, in establishing the 2014 RVOs has greatly affected the demand for biodiesel so far this year. According to the National Biodiesel Board (“NBB”), 57% of their biodiesel producing members were not producing as of early June 2014.

Feedstock. For the three months ended May 31, 2013 and May 31, 2014, feedstock sales were $41,000 and $70,000, respectively, an increase of $29,000, or 71%. For the six months ended May 31, 2013 and May 31, 2014, feedstock sales were $85,000 and $96,300, respectively, an increase of $11,350, or 13%. In the more recent period, with some variations in quantities, we were able to source additional feedstock as well as other products related to the production of biodiesel on the spot market that we resold immediately to our customers in Canada at a profit. We intend to continue with this strategy as opportunities arise to generate additional profit.

Glycerin. For the three months ended May 31, 2013 and May 31, 2014, Glycerin sales were $22,600 and $10,600, respectively, a decrease of $12,000.  For the six months ended May 31, 2013 and May 31, 2014, Glycerin sales were $36,000 and $24,000, respectively, a decrease of $12,000.

Government incentives. For the three months ended May 31, 2013 and May 31, 2014 we received $170,000 and $25,000, respectively, a decrease of $145,000, or 85%.  For the six months ended May 31, 2013 and May 31, 2014 we received $179,000 and $39,000, respectively, a decrease of $140,000, or 78%. This decrease was due to the decrease in the sales volume of biodiesel.

Equipment sales. For the three months ended May 31, 2013 and May 31, 2014 we generated $2,600 and $750, respectively, from equipment sales.  For six months ended May 31 2013 and May 31, 2014 we generated $2,700 and $1,400, respectively, from equipment sales. Effective January 30, 2014, we entered into a sale and licensing agreement with an Aruba company pursuant to which they agreed to the purchase of a Denami 600 processor and license our software and monitoring system.  We believe that the Denami 600 will be used for the local production of biodiesel in Aruba and is expected to be built and delivered to Aruba by about November 2014.

Royalties. For the three months ended May 31, 2013 and May 31, 2014 we received royalties of $2,800 and $11,000, respectively.  For six months ended May 31, 2013 and May 31, 2014 we received royalties of $6,700 and $11,000, respectively. Our customers own the Denami 600 processors, but license the software and monitoring system from us in exchange for an ongoing royalty payment $0.11 per gallon of biodiesel produced by their Denami 600 processors.

Other. Other revenue for the six months ended May 31, 2013 and May 31, 2014 was $9,000 and $5,000, respectively, a decrease of $4,000, or 44%.  Other revenue for the six months ended May 31, 2013 and May 31, 2014, was $18,000 and $20,000, respectively, an increase of $2,000, or 11%, primarily due to recovery of accounts receivable previously written-off. Other revenue includes recovery of prior year sales and other miscellaneous sales.

Cost of goods sold. Our cost of goods sold for the three months ended May 31, 2013 and May 31, 2014 were $2.22 million and $372,000, respectively, a decrease of $1.8 million, or 83%. Our cost of goods sold for the six months ended May 31, 2013 and May 31, 2014 were $2.41 million and $665,000, respectively, a decrease of $1.7 million, or 71%. This decrease was primarily due to minimum sales of biodiesel in the six months ended May 31, 2014 as a result of very low demand.

Biodiesel cost of goods sold decreased by $1.7 million to $285,000, or 86%, for the three months ended May 31, 2014 compared to cost of goods sold of $1.98 million for the three months ended May 31, 2013. If the average feedstock price and the price paid for biodiesel purchased from other biodiesel producers in Canada remained constant for the three months ended May 31, 2014 compared to the same fiscal period in 2013, the decrease in gallons of biodiesel sold would have resulted in $1.68 million decrease in the related biodiesel cost of goods sold. For the three months ended May 31, 2014, the decrease in cost of goods sold was lower because of a $19,000 decrease in average feedstock prices.

Biodiesel cost of goods sold decreased by $1.53 million to $515,000, or 75%, for the six months ended May 31, 2014 compared to cost of goods sold of $2.05 million for the six months ended May 31, 2013. If the average feedstock price and the price paid for biodiesel purchased from other biodiesel producers in Canada remained constant for the six months ended May 31, 2014 compared to the same fiscal period in 2013, the decrease in gallons of biodiesel sold would have resulted in $1.52 million decrease in the related biodiesel cost of goods sold. For the six months ended May 31, 2014, the decrease in cost of goods sold was lower because of a $22,000 decrease in average feedstock prices, which was offset by an $8,600 increase in the price paid for biodiesel purchased from others.

All other costs of goods sold, excluding biodiesel cost of goods sold, for the three months ended May 31, 2013 and May 31, 2014 were $241,000 and $87,000, respectively, and for the six months ended May 31, 2013 and May 31, 2014 were $363,000 and $149,000, respectively. The decrease was mainly due to lower sales of feedstock as a result of lower feedstock demand.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended May 31, 2013 and May 31, 2014, were $1.48 million and $1.44 million, respectively, a decrease of $40,000, or 2%. This decrease was mainly related to a decrease in salaries and wages of $171,000 as a result of layoffs which was offset by an increase in professional fees of $150,000 as a result of an increase in consulting services and audit fees.

Our selling, general and administrative expenses for the six months ended May 31, 2013 and May 31 2014, were $2.77 million and $2.9 million, respectively, an increase of $130,000, or 5%. This increase was mainly related to an increase in professional fees of $490,000 as a result of an increase in consulting services and audit fees which was offset by a decrease in operating expenses including, but not limited to, a decrease in salaries and wages of $172,000, decrease in utilities of $94,000, a decrease in shop supplies of $62,000 and a decrease in travel expenses of $40,000.

Other expenses and income. For the three months ended May 31, 2013 and May 31, 2014, we incurred interest expenses of $122,000 and $192,000, respectively. These amounts relate to accruals for interest expense associated with our outstanding loans. The increase in interest expense in the second quarter of 2014 was mainly due to the interest of $97,000 on feedstock oil payable to a vendor which was offset by a decrease in interest rate on our term loan from 23% in 2013 to 12% in the same period in 2014.  For the three months ended May 31, 2013 and May 31, 2014, we paid term loan interest of $84,900 and $43,900, respectively.

For the six months ended May 31, 2013 and May 31, 2014, we incurred interest expenses of $243,000 and $294,000, respectively. These amounts relate to accruals for interest expense associated with our outstanding loans. The increase in interest expense in the second quarter of 2014 was mainly due to the interest of $97,000 on feedstock oil payable to a vendor which was offset by a decrease in the interest rate on our term loan from 23% in fiscal 2013 to 12% in fiscal 2014.   For the six months ended May 31, 2013 and May 31, 2014, we paid term loan interest of $169,000 and $88,000, respectively.

Income taxes. No income tax expense or benefit was recorded during the three and six months ended May 31, 2013 and May 31, 2014 due to ongoing taxable losses. As of May 31, 2014, we were not subject to any uncertain tax exposures.

Net loss. For the three months ended May 31, 2014, our net loss increased by $75,000 to $1.56 million from $1.49 million for the three months ended May 31, 2013.  The increase in net loss for the three months ended May 31, 2014 was primarily due to the decrease of $40,000 of gross profit and an increase of $70,000 of interest expense, which was offset by a decrease of $34,000 in selling, general and administrative expenses. For the six months ended May 31, 2014, our net loss increased by approximately $165,000 to $3.05 million from $2.88 million for the six months ended May 31, 2013. The increase in net loss for the six months ended May 31, 2014 was primarily due to the $140,000 increase in selling, general and administrative expenses and $50,000 increase in interest expense offset by a $26,000 increase in gross profit.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations was financed through the sale of our capital stock. At November 30, 2013 and May 31, 2014, we had cash and cash equivalents of $174,084 and $4.048 million respectively.

As of May 30, 2014, subsequent to the consummation of our IPO on October 30, 2012, we have raised aggregate net proceeds of approximately $9.5 million from the sale of our equity securities including the following (also, see Note 8 of the unaudited condensed consolidated financial statements elsewhere in this report):

●	net proceeds of approximately $1.5 million from our private placement completed in February 2013;
●	net proceeds of approximately $50,000 from our Regulation S private placement completed in August 2013;
●	net proceeds of approximately $473,000 from our private placement of Series A Preferred Stock completed in October 2013;
●	net proceeds of approximately $2.24 million from our private placement completed in December 2013;
●	net proceeds of approximately $125,000 (including, $25,000 of services rendered to us) from our private placement completed in January 2014; and
●	net proceeds of approximately $5.05 million from our public offering completed in May 2014.

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

On August 16, 2013, Methes Canada entered into and closed on a working capital loan facility from a Toronto, Ontario lending firm (the “Working Capital Facility”). Under the Working Capital Facility, Methes Canada may borrow up to $1,500,000 for its Sombra, Ontario biodiesel manufacturing plant, of which up to $750,000 may be from cash advances against Methes Canada’s accounts receivables through factoring of accounts receivable with full recourse and up to an additional $750,000 in cash advances for use exclusively to purchase feedstock for the production of biodiesel. The Working Capital Facility is secured by a pledge of the accounts receivable and inventory of Methes Canada and Methes USA. The balance outstanding as of November 30, 2013 of $1,019,513 was fully repaid during the first quarter of fiscal 2014 through factoring of accounts receivable and cash from operations. Accordingly, as of May 31, 2014 the balance outstanding was $nil.

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended May 31, 2013 and May 31, 2014:

	(Amounts rounded to nearest thousands) Six Months Ended May 31 and May 31,
	2013	2014
Net cash flows used in operating activities	$(2,137)	$(1,948)
Net cash flows used in investing activities	(352)	(90)
Net cash flows provided by financing activities	2,275	5,912
Net change in cash and cash equivalents	(214)	3,874
Cash and cash equivalents, end of period	$188	$4,048

Operating activities. Net cash used in operating activities was $2.137 million for the six months ended May 31, 2013. For the six months ended May 31, 2013, the net loss was $2.88 million, which includes total non-cash items for depreciation, amortization, stock compensation expense and unrealized foreign exchange gain of $338,000. The net cash used in operating activities included a net working capital decrease of $408,000.Working capital decreases were a result of an increase in accounts payable and accrued liabilities of $440,000, a decrease in inventories of $97,000 offset by an increase in accounts receivable of $113,000 and an increase in prepaid expenses and deposits of $16,000. The net result was cash used in operations of $2.14 million.

Net cash used in operating activities was $1.948 million for the six months ended May 31, 2014. For the six months ended May 31, 2014, the net loss was $3.05 million, which includes total non-cash items for depreciation, amortization, stock compensation expense, unrealized foreign exchange gain, deferred financing fees amortization, accrued interest and issuance of common stock for services of $818,000. The net cash used in operating activities included a net working capital increase of $282,000. Working capital increases were a result of a decrease in customer deposits of $900, a decrease in inventories of $551,000, a decrease in accounts receivable of $983,000 offset by a decrease in accounts payable and accrued liabilities of $1.013 million, and an increase of prepaid expenses and deposits of $240,000. The net result was cash used in operations of $1.948 million. Our current operating cash requirement is approximately $314,000 per month. However, once our Sombra facility commences full-scale production, we expect to generate positive cash flow from operations.

Investing activities. Net cash used in investing activities for the six months ended May 31, 2013 was $352,000, consisting of additions to property, plant and equipment, mainly representing costs related to our Sombra facility. Net cash used in investing activities for the six months ended May 31, 2014 was $90,000, consisting of additions to property, plant and equipment, mainly representing costs related to our Sombra facility.

Financing activities. Net cash provided from financing activities for the six months ended May 31, 2013 was $2.27 million, which mainly included cash proceeds received from private placements of our equity securities of $1.37 million, financing from related parties of $519,000 and short-term loan of $386,000. Net cash provided by financing activities for the six months ended May 31, 2014 was $5.91 million, which mainly included cash proceeds from the private and public offering of our equity securities of $6.8 million offset by payment of financing from credit facility of $1.02 million.

As of May 31, 2014, due in large part to the funds spent to develop, build and commission our Sombra facility as well as minimal sales of biodiesel, we had a working capital deficiency of $1,270,469.

During the six months ended May 31, 2014, we took steps to improve our cash and working capital positions by: (i) obtaining the December 2013 Loan; (ii) raising net cash proceeds of approximately $1.97 million from the private placements of our equity securities; and (iii) converting $128,000 USD (CDN $139,845) of the outstanding principal due on the January 2013 Note, described in Note 6 of the unaudited consolidated financial statements elsewhere in this report, into 34,688 shares of Common Stock based on the closing market price of $3.69 per share of Common Stock on January 17, 2014.

We anticipate that our Sombra facility will generate positive cash flow from operations and will operate profitably once sufficient level of commercial operation is achieved in the second half of the current fiscal year. It is management’s opinion that our cash and cash equivalents and the anticipated positive cash flow from operations will be sufficient to meet our cash requirements for at least the next 12 months.

Capital Expenditures. We have expended $8.48 million to purchase our Sombra facility, retrofit that facility and equip it so it can begin full scale production of biodiesel. These funds were expended as follows: $2.03 million for the original purchase price of the facility; $1.56 million for the costs of retrofitting and $4.89 million for Denami 3000 processors, storage tanks and other production equipment. The funds used to purchase and complete the Sombra facility were provided by the cash proceeds from sale of our equity securities, monies borrowed from a stockholder and a term loan.

Future commitments. We otherwise have no material commitments for future capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to “Note 2 - Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and chief financial officer each concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Private Placements

On May 1, 2014, we issued 25,000 shares of Common Stock in the third quarterly installment payment of consulting fees for services to be rendered by a consultant, which were valued at $61,250, based on the closing market price of $2.45 per share on the date of issuance, of which $45,813 is included in prepaid expenses as at May 31, 2014.

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

Methes Energies International Ltd.

Dated: July 14, 2014	/s/ Michel G. Laporte
Michel G. Laporte, Chief Executive Officer
(Principal Executive Officer)

Dated: July 14, 2014	/s/ Edward A. Stoltenberg
Edward A. Stoltenberg, Chief Financial Officer
(Principal Financial Officer)