Form 10-Q
period 2014-08-31
METHES ENERGIES INTERNATIONAL LTD
filed 2014-10-15
CIK 1436549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2014

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

As of October 15, 2014, the registrant has 11,460,431 shares of Common Stock issued and outstanding.

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

We have rights to the trademarks Methes Energies and Design, Methes, The Biodiesel Company and Denami.

iii

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METHES ENERGIES INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2013 AND AUGUST 31, 2014 (EXPRESSED IN US$)

	November 30,	August 31,
	2013	2014
ASSETS	(Unaudited)	(Unaudited)

Current assets
Cash and cash equivalents	$174,084	$504,287
Accounts receivable, net (notes 14 and 16)	1,154,916	662,877
Inventories (note 4)	801,063	850,732
Prepaid expenses and deposits (note 5)	84,990	84,252
Fair value of derivative instruments (note 3)	—	13,311
Deferred financing fees	49,139	—
Total current assets	2,264,192	2,115,459

Deposits and employee loans	30,398	27,058
Property, plant and equipment, net (note 6)	8,178,694	7,950,587
Intangible assets, net	393,015	377,862

Total assets	$10,866,300	$10,470,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Credit facility (note 11)	$1,019,513	$—
Accounts payable (note 14)	2,766,661	823,356
Accrued liabilities	211,296	378,778
Customer deposits (note 14)	8,185	152,186
Payable to related parties and others (note 7)	2,251,402	—
Short-term loans (note 8)	1,961,651	1,296,528
	8,218,708	2,650,848
Non-current liabilities
Payable to related party (note 9)	—	759,010
Term loan (note 10)	—	1,752,415
Total non-current liabilities	—	2,511,425

Total liabilities	8,218,708	5,162,273

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 260,782 and 111,822 shares issued and outstanding as at November 30, 2013 and August 31, 2014, respectively (note 12)	261	112
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,231,417 and 11,460,431 shares issued and outstanding at November 30, 2013 and August 31, 2014, respectively (note 12)	7,231	11,459
Additional paid-in capital	18,532,803	26,285,441
Accumulated deficit	(15,892,703)	(20,988,319)
Total stockholders’ equity	2,647,592	5,308,693

Total liabilities and stockholders' equity	$10,866,300	$10,470,966

Commitments (note 15)

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2013 AND AUGUST 31, 2014
(EXPRESSED IN US$)

	Three Months Ended August 31, 2013	Three Months Ended August 31, 2014	Nine Months Ended August 31, 2013	Nine Months Ended August 31, 2014

Revenue
Biodiesel sales	$1,528,152	$2,115,715	$3,738,892	$2,741,546
Feedstock sales	52,104	52,310	137,092	148,651
Glycerin sales	30,074	33,671	66,515	57,517
Government incentives (note 16)	90,470	179,594	269,474	218,185
Equipment and part sales	3,112	—	5,769	1,397
Royalties	11,146	8,096	17,921	19,550
Others	32,146	11,261	50,006	31,682
	1,747,204	2,400,647	4,285,669	3,218,528
Cost of goods sold (note 3)	1,574,344	2,833,008	3,985,057	3,497,547
Gross profit	172,860	(432,361)	300,612	(279,019)

Operating expenses

Selling, general and administrative expenses (notes 6, 12 and 13)	1,366,084	1,501,875	4,134,010	4,409,575
Loss before interest and taxes	(1,193,224)	(1,934,236)	(3,833,398)	(4,688,594)

Other expenses
Interest expense (note 18)	(126,832)	(96,858)	(369,801)	(390,933)
Interest income	308	—	308	147
Net loss before income taxes	(1,319,748)	(2,031,094)	(4,202,891)	(5,079,380)

Income taxes	—	—	—	—
Net loss for the period	$(1,319,748)	$(2,031,094)	$(4,202,891)	$(5,079,380)

Net Loss Per Common Share - Basic and Diluted	$(0.19)	$(0.18)	$(0.61)	$(0.54)
Weighted average number of common shares - Basic and Diluted	6,981,854	11,443,673	6,854,869	9,436,267

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
FOR THE YEAR ENDED NOVEMBER 30, 2013 AND THE NINE MONTHS ENDED AUGUST 31, 2014
(EXPRESSED IN US$)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at November 30, 2012	6,553,169	$6,553	—	$—	$16,033,123	$(10,241,029)	$5,798,647
Issuance of common stock units under private placement	653,248	653	—	—	2,149,347	—	2,150,000
Issuance cost – common stock under private placement	—	—	—	—	(368,611)	—	(368,611)
Issuance of Common stock for services	25,000	25	—	—	51,975	—	52,000
Issuance of preferred stock units under private placements	—	—	260,782	261	622,239	—	622,500
Issuance cost – preferred stock under private placement	—	—	—	—	(149,330)	—	(149,330)
Stock-based compensation	—	—	—	—	155,578	—	155,578
Dividends payable on preferred stock units	—	—	—	—	—	(9)	(9)
Issuance of common stock options to employees and officer	—	—	—	—	38,482	—	38,482
Net loss for the period	—	—	—	—	—	(5,651,665)	(5,651,665)
Balance at November 30, 2013	7,231,417	$7,231	260,782	$261	$18,532,803	$(15,892,703)	$2,647,592
Issuance of common stock units under private placement	1,081,161	1,081	—	—	2,161,240	—	2,162,321
Issuance of common stock under public offering	2,800,000	2,800	—	—	5,597,200	—	5,600,000
Issuance cost –common stock units under private placement	—	—	—	—	(949,358)	—	(949,358)
Issuance of common stock units for cash upon conversion of preferred stock units	148,960	149	(148,960)	(149)	—	—	—
Issuance of common stock upon conversion of dividends on preferred stock	7,205	7	—	—	16,229	(16,236)	—
Issuance of common stock units for cash	16,129	16	—	—	99,984	—	100,000
Issuance of common stock and units for services	133,871	134	—	—	489,616	—	489,750
Issuance of common stock units for loan settlement	34,688	34	—	—	127,965	—	127,999
Issuance of common stock upon conversion of placement agent warrants	7,000	7	—	—	13,993	—	14,000
Stock-based compensation	—	—	—	—	195,769	—	195,769
Net loss for the period	—	—	—	—	—	(5,079,380)	(5,079,380)
Balance at August 31, 2014	11,460,431	$11,459	111,822	$112	$26,285,441	$(20,988,319)	$5,308,693

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED AUGUST31, 2013 AND AUGUST 31, 2014
(EXPRESSED IN US$)
	Nine Months Ended August 31, 2013	Nine Months Ended August 31, 2014
Cash flows from operating activities:
Net loss for the period	$(4,202,891)	$(5,079,380)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	353,488	333,287
Stock-based compensation	138,139	195,769
Unrealized foreign exchange gain	(104,633)	(49,209)
Deferred financing fees amortization	30,590	49,139
Accrued interest	117,506	127,118
Bad debts	25,970	35,662
Issuance of common stock/units for consulting services	—	459,337
Unrealized loss on call options (note 3)	—	11,169

Changes in operating assets and liabilities:
Accounts receivable	64,251	456,377
Inventories	336,445	(49,670)
Prepaid expenses and deposits	27,597	31,153
Accounts payable and accrued liabilities	1,101,981	(1,775,824)
Customer deposits	115,341	144,002
Deposits and employee loans	—	3,340
Net cash used in operating activities	(1,996,216)	(5,107,730)

Cash flows from investing activity:
Additions to property, plant and equipment	(378,868)	(90,027)
Additions to intangible assets	(191)	—
Purchase of call options (note 3)	—	(24,480)
Net cash used in investing activity	(379,059)	(114,507)

Cash flows from financing activities:
Advances from (repayment of) credit facility	129,895	(1,019,513)
Advances from short-term loans	1,938,040	—
Repayments of short-term loans	(1,444,350)	(493,175)
Advances from long-term related party loans	—	172,000
Advances from related parties and others	519,258	—
Repayments to related parties and others	(33,835)	(33,835)
Deferred financing fees	(51,075)	—
Issuance of common stock/units under private placement	1,750,000	2,162,321
Issuance costs - common stock units under private placement	(330,611)	(949,358)
Issuance of common stock under public offering	—	5,600,000
Issuance of common stock/units for cash	—	100,000
Issuance of common stock upon conversion of placement agent warrants	—	14,000
Net cash provided by financing activities	2,477,322	5,552,440

NET INCREASE IN CASH AND CASH EQUIVALENTS	102,047	330,203
Cash and cash equivalents, beginning of period	402,724	174,084

CASH AND CASH EQUIVALENTS, END OF PERIOD	$504,771	$504,287

Supplemental disclosures of cash flow information
Interest paid	$238,206	$255,212
Common shares issued as repayment of loan	$—	$128,000

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
As of August 31, 2014
(Expressed in US$)

NOTE 1 - NATURE OF THE BUSINESS, FINANCING REQUIREMENTS AND BASIS OF PRESENTATION

Methes Energies International Ltd. ("Methes" or the "Company"), was incorporated on June 27, 2007 in the State of Nevada. Methes, through its operations in Canada and the United States, is a biodiesel processing equipment provider and a biodiesel producer. The Company has developed biodiesel processing equipment to produce biodiesel from recycled oils and virgin oils. The Company, through its wholly-owned subsidiary Methes Energies Canada Inc. ("Methes Canada"), owns two biodiesel manufacturing facilities; one is located in Mississauga, Ontario with a nameplate production capacity of 1.3 million gallons per year (mgy), which is currently idle, and the second facility is capable of producing 13.0 mgy of biodiesel located in Sombra, Ontario. In addition to Methes Canada, Methes Energies USA Ltd. ("Methes USA") was incorporated as the wholly-owned subsidiary of the Company on June 27, 2007. All references in this Form 10-Q to “Company,” “Methes,” “we,” “us,” or “our” refer to Methes Energies International Ltd. and its wholly owned subsidiaries Methes Canada and Methes USA unless the context otherwise indicates.

As at August 31, 2014, due in large part to the funds spent to develop, build and commission our Sombra facility as well as minimal sales of biodiesel, the Company had a working capital deficiency of $535,389. During the nine months ended August 31, 2014, the Company incurred a loss of $5,079,380 and had negative cash flows from operations of $5,107,730. The Company anticipates that its Sombra facility will generate positive cash flows from operations and will operate profitably once full-scale commercial operations are achieved. In order to meet its development goals and ongoing operational requirements, the Company may require additional financing in the next 12 months. However, management believes that the anticipated positive cash flows from operations, the cash flow from the potential sale of the biodiesel equipment, and the cash flow from the additional financing completed in August 2014 and the anticipated additional financing will be sufficient to meet the Company’s cash requirements for at least the next 12 months.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Financing Fees

Financing fees relating to other financing arrangements are deferred and amortized over the term of the respective loan.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with FASB ASC 705 "Cost of Sales and Services". Shipping and handling costs for the three and nine months ended August 31, 2014 were $96,362 and $119,965, respectively (three and nine months ended August 31, 2013 was $23,869 and $199,125, respectively). Costs related to raw materials purchased, are included in inventory or cost of goods sold, as appropriate. While amounts charged to customers for shipping product are included in revenues, the related outbound freight costs are included in expenses as incurred.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Potential tax benefits from net operating losses and foreign tax credit carry forwards are not recognized by the Company until their realization is more likely than not. The Company assesses the validity of conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause the Company to change their judgment regarding the likelihood of a tax position's sustainability under audit. The Company has determined that there were no material uncertain tax positions as at November 30, 2013 and August 31, 2014.

Per Share Data

Basic earnings per share ("EPS") is determined by dividing net earnings available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. In computing diluted EPS, the average number of shares of Common Stock outstanding is increased by Common Stock options and warrants outstanding if the exercise prices were lower than the average market price of Common Stocks using the treasury stock method. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. Potentially dilutive shares include 2,192,012 warrants and 365,057 Common Stock options issued and outstanding as at August 31, 2013 and 3,923,149 warrants, 445,071 Common Stock options and 111,822 shares of Preferred Stock issued and outstanding as at August 31, 2014. All outstanding warrants, preferred shares and options have an anti-dilutive effect on the loss per share and are therefore excluded from the determination of the diluted loss per share calculation for the three and nine months ended August 31, 2013 and August 31, 2014.

Renewable Identification Numbers (RINs)

When the Company imports and sells a gallon of biodiesel into United States, 1.5 RINs per gallon are generated. RINs are used to track compliance with Renewable Fuel Standards (RFS2). RFS2 allows the Company to attach between zero and 2.5 RINs to any gallon of biodiesel. When the Company imports and sells a gallon of biodiesel, 1.5 RINs are generally attached. As a result, a portion of the selling price for a gallon of biodiesel is generally attributable to RFS2 compliance. However, RINs that the Company generates are a form of government incentive and not a result of the physical attributes of the biodiesel production. Therefore, no cost is allocated to the RIN when it is generated, regardless of whether the RIN is transferred with the biodiesel produced or held by the Company pending attachment to other biodiesel production sales.

The Company may, however, obtain RINs returned from its customers as part of the biodiesel sales terms after having separated the RINs from gallons of biomass-based diesel. From time to time, the Company holds varying amounts of these separated RINs for resale. RINs obtained from customers are initially recorded at fair value on the date received, and are subsequently revalued at fair value as of the last day of each accounting period. Fair value adjustments are reflected in costs of goods sold for the period. The value of RINs obtained from customers are reflected in “Inventories” on the consolidated balance sheet.

Derivative Instruments

Derivatives are recorded on the balance sheet at fair value with changes in fair value recognized in current period earnings. The Company accounts for derivative instruments under ASC Topic 815 - 40, “Derivatives and Hedging” or ASC 815 - 40. Under these standards, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value. The Company utilizes futures contracts and options to hedge feedstock purchases. The Company has designated the derivatives as non-hedge derivatives that are utilized to manage cash flow. Unrealized gains and losses on the futures contracts and options are therefore recognized as a component of biodiesel cost of goods sold, and are reflected in current results of operations.

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

On August 27, 2014, the FASB issued a new financial accounting standard on going concern, Update 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The Company is currently evaluating the impact of this accounting standard.

 All other recent pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the condensed consolidated financial statements of the Company.

NOTE 3 – FAIR VALUE OF DERIVATIVE INSTRUMENTS

Fair value of derivative instruments represent the fair value of the outstanding call option contracts to hedge the Company’s exposure to price risk related to feedstock oil to be purchased in September 2014. These call options were purchased for a cost of $24,480. The fair value loss of $11,169 (three months ended August 31, 2013, $nil) was recorded as part of the cost of goods sold during the quarter.

During the quarter, the Company has entered into certain derivative contracts to hedge its exposure to price risk related to feedstock oil. The Company recorded realized losses of $245,346 (three months ended August 31, 2013, $ nil) as part of cost of goods sold upon settlement of these contracts during the quarter, however, the Company acquired the feedstock oil at a lower prices providing a better margin overall.  As at August 31, 2014, no derivative futures contracts were outstanding.

NOTE 4 - INVENTORIES

Inventories consisted of the following:
	As at November 30, 2013	As at August 31, 2014

Raw materials	$345,049	$194,974
Finished goods	444,648	541,558
Equipment	11,366	11,366
K2 RINs	—	102,834

	$801,063	$850,732

K2 Renewable Identification Numbers are separated RINs that the Company intends to sell in the open market subsequent to the quarter end.  K2 RINs were valued at market price of $0.51 per gallon.

NOTE 5 - PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits includes investor relations consulting services amounting to $30,413 as at August 31, 2014 (as at November 30, 2013, $44,652) which were paid through issuance of shares of Common Stock of the Company.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

	As at August 31, 2014			As at November 30, 2013
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value

Sombra site:
Land	$409,134	$—	$409,134	$409,134
Building	2,944,356	297,116	2,647,240	2,702,446
Equipment	775,865	465,848	310,017	390,465
Equipment - Denami 3000	4,254,995	316,489	3,938,506	3,975,441
Computer equipment	11,835	10,282	1,553	5,918
Vehicle	11,622	1,162	10,460	11,331
Mississauga site:
Computer equipment	23,464	23,403	61	1,316
Leasehold improvements	102,201	63,403	38,798	46,591
Equipment and fixtures	255,463	197,434	58,029	77,662
Equipment - Denami 600	720,042	183,253	536,789	558,390

	$9,508,977	$1,558,390	$7,950,587	$8,178,694

Total depreciation expense included in selling, general and administrative expenses in the unaudited consolidated statements of operations related to property, plant and equipment for the three and nine months ended August 31, 2014 was $106,039 and $318,134, respectively (three and nine months ended August 31, 2013 was $104,743 and $338,335, respectively).

NOTE 7 - PAYABLE TO RELATED PARTIES AND OTHERS

Payable to related parties is comprised of the following:

	As at November 30, 2013	As at August 31, 2014

Michel G. Laporte (stockholder and Director) (reclassified to non-current, see note 9)	$719,230	$—
Due to an unrelated corporation (reclassified to non-current, see note 10)	1,495,477	—
Other loan	36,695	—
	$2,251,402	$—

NOTE 8 - SHORT-TERM LOANS

	As at November 30, 2013	Interest Accrued	Repayments	Foreign Exchange Adjustments	As at August 31, 2014

Term loan (July 2013)	$1,506,560	$—	$(227,875)	$(37,090)	$1,241,595
Promissory note (i)	52,533	2,400	—	—	54,933
Promissory note (ii)	402,558	4,099	(397,400)	(9,257)	—

	$1,961,651	$6,499	$(625,275)	$(46,347)	$1,296,528

 Term loan (July 2013)

On July 12, 2013, Methes Canada entered into a term loan facility agreement with a lender (the “Agreement”) pursuant to which Methes Canada is able to borrow up to $1,540,640 ($1,600,000 CAD) for a term of 12 months at an interest rate of 12% per annum (the “July 2013 Facility”). Under the terms of the Agreement, interest is payable monthly and outstanding principal is due at maturity. Outstanding principal would be prepayable after six months upon 30 days’ notice and payment of a penalty equal to one-month's interest. The July 2013 Facility is collateralized by a security agreement from Methes Canada on certain of its assets except for accounts receivable and inventory and a first collateral mortgage on its real property located at Sombra, Ontario.  The July 2013 Facility prohibits payment of debt owed by the Company to certain of its stockholders, a director and an unrelated Corporation (see note 10) during the life of the facility and contains other customary debt covenants.

Interest expense incurred during the three and nine months ended August 31, 2014 was $44,250 and $131,818 (three and nine months ended August 31, 2013 - $25,001 and $25,001).

A partial payment of $227,875 was made during the current quarter against the principal outstanding on the July 2013 Facility.

Subsequent to quarter end, Methes Canada signed a term sheet with a new lender for a mortgage loan of $1,700,000 (see note 19). The proceeds from that loan will be used to repay the remaining balance on the July 2013 Facility.

The one year term loan agreement (December 2013) for $1,834,200 bearing interest at 9% per annum was cancelled during the quarter ended August 31, 2014.  The monies advanced from this loan of $140,743 including interest was reclassified and set up as deposit on the potential sale of biodiesel equipment.

Promissory Notes:

(i)
In January 2010, the Company borrowed $40,000 from a lender and issued to the lender a demand promissory note in the principal amount of $40,000 bearing interest at 8% per annum.  Repayment of the loan and payment of the accrued interest is due upon demand.

Interest expense incurred during the three and nine months ended August 31, 2014 was $800 and $2,400 (three and nine months ended August 31, 2013 - $800 and $2,400).

(ii)
On January 26, 2013, the Company borrowed $397,400 ($400,000 CAD) from a lender and issued to the lender a demand promissory note in the principal amount of $397,400 bearing interest at 8% per annum (the "January 2013 Note"). Repayment of the loan and payment of the accrued interest is due upon demand.

During the nine months ended August 31, 2014, the January 2013 Note was repaid in full, which included total principal and interest payments of $397,400 ($400,000 CAD) and $32,571 ($34,057 CAD), respectively, as follows:

-
On January 17, 2014, the Company converted $128,000 of the outstanding principal due on the January 2013 Note into 34,688 shares of Common Stock based at the closing market price of $3.69 per share of Common Stock on January 17, 2014 (refer to note 12 under section “Issuance of Common Stock for loan settlement”).

-	On January 30, 2014, the Company paid $153,871 against the outstanding principal balance through borrowing a note payable from another lender.

-	On May 30, 2014, the Company paid the remaining balance.

Interest expense incurred during the three and nine months ended August 31, 2014 was $1,569 and $4,099 (three and nine months ended August 31, 2013 - $7,720 and $18,296).

NOTE 9 – PAYABLE TO RELATED PARTY

Payable to related party includes promissory notes due to Michel Laporte, a stockholder and director of the Company.  The promissory notes bear interest at 8% per annum, are unsecured and not payable until April 1, 2016.

The principal amount outstanding as at August 31, 2014 is $663,000 and total accrued interest includes $96,010 (as at November 30, 2013, principal of $663,000 and interest of $56,230).

Interest expense incurred during the three and nine months ended August 31, 2014 was $13,260 and $39,780 (three and nine months ended August 31, 2013 - $12,000 and $21,131).

NOTE 10 - TERM LOAN

Term loan includes promissory notes due to an unrelated Corporation.  The promissory notes bear interest at 8% per annum, are unsecured and not due for payment until April 1, 2016.

The principal amount outstanding as at August 31, 2014 is $1,452,000 and total accrued interest includes $300,415 (as at November 30, 2013, principal of $1,280,000 and total interest of $215,477).

Interest expense incurred during the three and nine months ended August 31, 2014 was $29,040 and $84,938 (three and nine months ended August 31, 2013 - $25,600 and $73,600).

NOTE 11 - CREDIT FACILITY

Credit Facility No.1

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

In connection with all borrowings to purchase feedstock, Methes Canada issued a promissory note to the lender bearing a per annum interest rate equal to the Bank of Montreal Prime Rate plus sixteen percent (16%) and is due and payable upon the earlier of demand or August 13, 2014. The effective interest rate as of August 31, 2014 was 19% (16% plus 3% prime rate).  Under the terms of the promissory note, interest only is payable monthly on the last business day of each calendar month.

Cash advances against accounts receivables are based on the amount of the receivables net of a purchase discount as agreed with the lender with an interest rate of Bank of Montreal Prime Rate plus three percent (3%).  Effective interest rate as of August 31, 2014 was 6% (3% plus 3% prime rate). The balance outstanding as at November 30, 2013 of $1,019,513 was fully repaid during the first quarter of fiscal 2014 through cash from operations.

Interest expense incurred under this credit facility during the three and nine months ended August 31, 2014 was $nil and $7,909 (three and nine months ended August 31, 2013 - $nil and $nil).

During the quarter ended August 31, 2014, the Working Capital Facility was discontinued and replaced with Credit Facility No. 2 (see below).

Credit Facility No.2

On August 28, 2014, the Company entered into a feedstock credit facility with a major provider of credit to the renewable fuels industry (the “Lender”), which will provide the Company all the feedstock that is required to run at full current capacity and allow the Company to fulfill future orders for biodiesel that it receives from its customers that have been approved by the credit department of the Lender.  The Company had also agreed to a biodiesel sales contract subject to the Lender’s approval and subject to a tripartite payment and Assignment Agreement.  The facility bears interest at 5% per annum.

As referred to in note 3, the Company has also entered into certain derivative contracts with the Lender to hedge its exposure to price risk related to feedstock oil.

 NOTE 12 - STOCKHOLDERS' EQUITY

COMMON STOCK

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 and had 7,231,417 and 11,460,431 shares of Common Stock issued and outstanding as of November 30, 2013 and August 31, 2014, respectively.

	No. of Shares	Price per Share
Common Stock

Balance as at November 30, 2013	7,231,417
Issuance of shares under private placement	1,081,161	$2.00
Issuance of shares under public offering	2,800,000	$2.00
Issuance of shares upon conversion of Preferred Stocks units	148,960	$2.26
Issuance of shares upon conversion of accrued dividends on Preferred Stocks units	7,205	$2.26
Issuance of shares for cash	16,129	See below
Issuance of shares for services	133,871	See below
Issuance of shares for loan settlement	34,688	$3.69
Issuance of shares upon conversion of Placement Agent Warrant	7,000	$2.00
Balance as at August 31, 2014	11,460,431

Issuance of Common Stock units under Private Placement

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

Issuance of Common Stocks under Public Offering

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

Issuance of Common Stocks upon conversion of Preferred Stocks units and accrued dividends

i)	Series A-2 Preferred Stock Conversions

On March 13, 2014, two holders of our Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”) converted 20,876 shares of outstanding Series A-2 Preferred including with an aggregate stated value of approximately $49,139 (including accrued dividends of $1,750 or 772 stocks) into 21,648 shares of Common Stock at a price of $2.27 per share.

On May 9, 2014, a holder of our Series A-2 Preferred converted 10,438 shares of outstanding Series A-2 Preferred with an aggregate stated value of approximately $26,250 (including accrued dividends of $1,250 or 551 stocks) into 10,989 shares of Common Stock at a price of $2.27 per share.

ii)	Series A-1 Preferred Stock Conversions

On March 17, 2014, two holders of our Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) converted 117,646 shares of outstanding Series A-1 Preferred with an aggregate stated value of approximately $293,235 (including accrued dividends of $13,235 or 5,882 stocks) into 123,528 shares of Common Stock at a price of $2.25 per share.

Issuance of Common Stock for cash and services rendered

On January 3, 2014, the Company issued 25,000 shares of Common Stock in the second installment quarterly payment of consulting fees for services to be rendered by a consultant for over a year which were valued at $87,250, based on the closing market price of $3.49 per share on the day of issuance.  On May 1, 2014, the Company issued 25,000 shares of Common Stock in the third quarterly installment payment of consulting fees for services to be rendered by the consultant which were valued at $61,250, based on the closing market price of $2.45 per share on the date of issuance.

On January 10, 2014, the Company sold 50,000 Units to an accredited investor in a private placement for a purchase price of $125,000 (or $2.50 per Unit) of which $100,000 was paid in cash and $25,000 was settled through services rendered to the Company, which was included in the selling, general and administrative expenses. The aggregate fair value of the Units sold in this offering was $310,000 (or $6.20 per Unit), based on the closing market price of $3.58 per share of Common Stock on the day of issuance, and the fair value of the Common Stock Warrants of $2.62 per warrant.  The Common Stocks allocated to cash portion was 16,129 Common Stocks ($100,000/$310,000 x 50,000 units) and the services portion allocated is 33,871 Common Stocks.  The fair value of the Common Stock Warrants was estimated using the Black-Scholes option pricing model with an expected life of 5 years, risk free interest rates of 1.64%, a dividend yield of 0%, and an expected volatility of 100%.  The excess of the estimated fair value over the purchase price in the amount of $185,000 is included in the selling, general and administrative expenses. (see Stock Warrant Table below).

On January 28, 2014, the Company issued 25,000 shares of Common Stock in payment of consulting fees for services to be rendered by a consulting corporation for a term of six months.  These shares of Common Stock were valued at $88,750, based on the closing market price of $3.55 per share on the date of issuance.

On August 1, 2014, the Company issued 25,000 shares of Common Stock in the final quarterly installment payment of consulting fees for services to be rendered by the consultant which were valued at $42,500, based on the closing market price of $1.70 per share on the date of issuance, of which $30,413 is included in prepaid expenses as at August 31, 2014 (see note 5).

Issuance of Common Stock for loan settlement

On January 17, 2014, the Company issued 34,688 shares of Common Stock to a note holder at $3.69 per share of Common Stock in conversion of $128,000 of a note payable by the Company (See note 8(ii)).

Issuance of Common Stocks upon conversion of Placement Agent Warrants

On May 9 and 19, 2014, two holders of Placement Agent Warrants exercised their warrants for an aggregate of 7,000 Units at a price of $2.00 per Unit or an aggregate stated value of $14,000, which included 7,000 shares of Common Stock and 7,000 Warrants (each at an exercise price of $4.00).

PREFERRED STOCK

The Company is also authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 per share, from time to time in one or more series, without shareholder approval, when authorized by its board of directors (the “Board”).  As of each of November 30, 2013 and August 31, 2014, the Board has designated 152,519 shares of Series A-1 Preferred and 134,341 shares of Series A-2 Preferred.  As of November 30, 2013, 138,654 shares of Series A-1 Preferred and 122,128 shares of Series A-2 Preferred were issued and outstanding (for a total of 260,782 shares outstanding as of November 30, 2013).  During the nine months ended August 31, 2014, 117,646 shares of Series A-1 Preferred and 31,314 shares of Series A-2 Preferred were converted into shares of Common Stock.  As of August 31, 2014, 21,008 shares of Series A-1 Preferred and 90,814 shares of Series A-2 Preferred were issued and outstanding (for a total of 111,822 shares outstanding as of August 31, 2014).  Collectively, the Series A-1 Preferred and the Series A-2 Preferred are referred to herein as the “Series A Preferred Stock.”

As at August 31, 2014, on the Series A Preferred Stock had total accumulated dividends of $23,004, none of which have been declared by the Board or accrued (August 31, 2013 - $nil).

STOCK WARRANT TABLE:

	Grant Date	Exercise Period	No of Warrants	Exercise Price per share	Fair Value of Broker Warrants

Balance as at November 30, 2013			2,678,872
Common Stock Warrants issued – Private Placement	Dec. 20, 2013	5 years from grant date	1,081,161	$4.00
Placement Agent Warrant – Private Placement	Dec. 20 2013	5 years from grant date	108,116	$2.00	$257,553
Placement Agent Warrant – Private Placement (November 27, 2013)	Dec. 20 2013	5 years from grant date	5,000	$2.00	$6,403
Common Stock Warrant issued-accredited investor	Jan. 10, 2014	5 years from grant date	50,000	$4.00
Placement Agent Warrant exercise			(7,000)	$2.00
Common Stock Warrant issued upon exercise of Placement Agent Warrant	May 9 and 14, 2014	Dec. 20, 2018	7,000	$4.00
Balance as at August 31, 2014			3,923,149

NOTE 13 - STOCK-BASED COMPENSATION

The Company's Amended and Restated the 2008 Directors, Officers and Employees Stock Option Plan, which was originally approved by the stockholders at the annual general meeting of the Company held on December 5, 2007, and subsequently amended by the stockholders on July 23, 2008. This plan was established to enable the Company to attract and retain the services of highly qualified and experienced directors, officers, employees and consultants and to give such persons an interest in the success of the Company and its subsidiaries. The total number of shares currently authorized under the plan is 391,134. The options and awards will be granted at the discretion of the Board of Directors. Options issued under the plan that are deemed to be incentive stock options will be priced at not less than 100% of the fair market value of the common shares at the date of the grant, subject to certain limitations for 10 percent stockholders. The fair value of each option granted was estimated at the time of grant using the Black-Scholes option pricing model. There were no options granted during the nine months ended August 31, 2013 and 2014.

All the grants vest quarterly over a two year period and expire on the tenth anniversary of the grant date. The following table summarizes the stock option activities of the Company.

Number of options
Outstanding as of November 30, 2012	383,310
Granted	10,000
Exercised	—
Cancelled/forfeited	(27,379)
Outstanding as of November 30, 2013	365,931
Granted	—
Exercised	—
Cancelled/forfeited	(20,860)
Outstanding as of August 31, 2014	345,071

The stock-based compensation for the three and nine months ended August 31, 2014 was $2,051 and $9,747 (three and nine months ended August 31, 2013 - $9,870 and $76,502). The Company recorded this in selling, general and administrative expenses with the corresponding credit to additional paid-in capital.

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

As of August 31, 2014 the Company has a total of 345,071 options outstanding to purchase Common Stock held by employees, directors and advisory board members, of which 340,071 are vested and exercisable. All of these outstanding stock options have an exercise price above the average market price. As of August 31, 2014, the total fair value of the options granted to employees at the respective grant dates was $1,476,973, of which the unrecognized portion of $3,341 related to the unvested shares associated with these stock option grants will be recognized over a period of 15 months.

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

All the options granted under the 2012 Plan, vest yearly at the rate of one-third per year, starting on the first year anniversary of the grant date and expire on the fifth anniversary of the grant date. On August 5, 2014, vesting period was amended and all the options are fully vested and exercisable.  The following table summarizes the stock option activities of the Company.

Outstanding as of November 30, 2012	—
Granted	100,000
Exercised	—
Cancelled/forfeited	—
Outstanding as of November 30, 2013 and August 31, 2014	100,000

The share-based compensation for the three and nine months ended August 31, 2014 was $97,970 and $186,022 (three and nine months ended August 31, 2013 - $61,637 and $61,637). The Company recorded this in selling, general and administrative expenses with the corresponding credit to additional paid-in capital.

As of November 30, 2013 the Company has granted options to purchase a total of 100,000 shares of Common Stock at an exercise price of $3.94 per share, to its four independent directors and chief financial officer, all of which are currently outstanding and are vested and exercisable. All of these outstanding stock options have an exercise price equal to the fair market price on the date of grant. As of November 30, 2013, the total fair value of the options granted to the independent directors and chief financial officer at the respective grant dates was $292,174, of which the unrecognized portion of $186,022 related to the unvested shares associated with these stock option grants will be recognized over a period of three years.

As of August 31, 2014 the Company has granted a total of 100,000 options to purchase Common Stock to employees, directors and advisory board members, all of which are currently outstanding and fully vested and exercisable. All of these outstanding stock options have an exercise price above the average market price. As of August 31, 2014, the total fair value of the options granted at the respective grant dates was $292,174, all of which has been recognized as fully vested.

NOTE 14 - FAIR VALUE MEASUREMENTS, CONCENTRATIONS AND RISK

a) The Company's cash and cash equivalents, which are carried at fair values, are classified as a level 1 financial instrument at November 30, 2013 and August 31, 2014.

b) The Company is exposed to the following concentrations of risk:

Major Customers

Two major customers comprised 77% and 72% of total revenue for the three and nine months ended August 31, 2014 (three and nine months ended August 31, 2013 - two major customers comprised 21% and 64% of total revenue).

 As at August 31, 2014, accounts receivable balances of the two major customers were $22,290 and $58,453, respectively (as at August 31, 2013 - $nil and $26,083, respectively).  As at August 31, 2014, customer deposit by the two major customers were $nil and $nil, respectively (as at August 31, 2013 - $115,341 and $nil, respectively).  As at November 30, 2013, accounts receivable balances of the two major customers were $685,986.

Major Vendors

The Company has an exclusive agreement to manufacture biodiesel processor equipment with a third party equipment manufacturer. During the three and nine months ended August 31, 2014, the Company made purchases of $nil and $nil (three and nine months ended August 31, 2013 - $nil and $45,893) from this equipment manufacturer. As of November 30, 2013 and August 31, 2014, the Company had accounts payable of $21,856 and $6,837 owing to this equipment manufacturer, respectively.

The Company’s major purchases of feedstock oil and biodiesel from third parties for the three and nine months ended August 31, 2014 were $2,549,354 and $2,549,354 that consisted of only one new major vendor for feedstock oil (three and nine months ended August 31, 2013 - three major vendors comprising total purchases of $661,625 and $2,228,543).

As at November 30, 2013, the accounts payable balance to the three major vendors were $1,053,480, $575,043 and $nil.

As at August 31, 2014, the accounts payable balance from the one new feedstock oil vendor was $91,176.  The three major vendors from fiscal year 2013 were fully paid in the 2014 nine month period (payment included interest incurred on outstanding balance of $97,973).

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

The Company minimizes credit risk by routinely reviewing the credit risk of the counterparty to the arrangement and has maintained an allowance for doubtful accounts of $65,662 related to credit risk as at August 31, 2014 (as at November 30, 2013 - $30,000), which is considered adequate.

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

Included in selling, general and administrative expenses are foreign currency gains (losses) for the three and nine months ended August 31, 2014 of $2,822 and $33,031 (three and nine months ended August 31, 2013 of $30,120 and $106,079).

The Canadian dollar balances and exchange differences are as follows:
	CDN$	USD$ Historical	USD –August 31, 2014
Note 8: Term loan (“July 2013”) - Principal	$1,600,000	$1,540,640	$1,467,360
Note 8: Term loan (“July 2013”) - Partial payment	(250,000)	(227,875)	(225,765)
Note 16: Canadian Incentive - Mississauga facility - Total Incentive per Agreement	5,410,000	NA	4,975,577
Note 16: Canadian Incentive - Sombra facility - Total Incentive per Agreement	14,785,200	NA	13,597,948

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

As at August 31, 2014, due in large part to the funds spent to develop and build the Sombra facility as well as minimal sales of biodiesel, the Company had a working capital deficiency of $535,389.

The Company anticipates that its Sombra facility will generate positive cash flows from operations and will operate profitably once full-scale commercial operations are achieved. In order to meet its development goals and ongoing operational requirements, the Company may require additional financing in the next 12 months. However, management believes that the anticipated positive cash flows from operations, the potential sale of biodiesel equipment, and the cash flow from the additional financing completed in August 2014 and the anticipated additional financing will be sufficient to meet the Company’s cash requirements for at least the next 12 months.

As at August 31, 2014, the Company received customer deposits of $152,186 (November 30, 2013 - $8,185) against potential sale of biodiesel equipment.

NOTE 15 - COMMITMENTS

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

As at August 31, 2014, Methes Canada must pay, in addition to other amounts such as it’s pro rata share of taxes, the following amounts over the term of the lease:
Annual
Minimum Rent

2014	$33,235
2015	$132,941
2016	$132,941
2017	$132,941
2018	$11,078

Railroad Car Leases:

As at August 31, 2014, the Company is a party to the following lease agreements for railcars at its Sombra facility:

	Start Date	End Date	Term
Four railcars at $3,100 per month	August 1, 2013	July 31, 2018	60 months
Four railcars at $3,100 per month	April 1, 2013	March 31, 2018	60 months
Four railcars at $ 3,600 per month	July 1, 2013	June 30, 2018	60 months
Four railcars at $3,140 per month	December 1, 2011	November 30, 2016	60 months
One railcar at $575 per month	January 1, 2012	December 31, 2016	60 months
One railcar at $575 per month	May 1, 2012	June 30, 2015	36 months
Ten railcars at $8,460 per month	May 1, 2013	April 30, 2018	60 months
Ten railcars at $8,510 per month	May 1, 2013	April 30, 2018	60 months

Annual Minimum Rent

2014	$93,180
2015	$369,845
2016	$359,495
2017	$321,240
2018	$147,250

NOTE 16 - CONTRIBUTION AGREEMENTS WITH MINISTER OF NATURAL RESOURCES OF CANADA

Mississauga Facility:

In 2009, the Company entered into a Non-Refundable Contribution Agreement with the Minister of Natural Resources of Canada for the Mississauga facility under the ecoENERGY for Biofuels program. Under this agreement, the Company may receive up to $4,975,577 - in the years from 2009 to 2016 from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company.

For the three and nine months ended August 31, 2014, the Company claimed incentives of $nil and $nil (three and nine months ended August 31, 2013 - $nil and $10,171). Since entering into the program to August 31, 2014, the Company has claimed and received total incentives of $1,485,285.

Included in accounts receivable as at November 30, 2013 and August 31, 2014, is an amount receivable of $nil and $nil, respectively, due from the Minister of Natural Resources of Canada.

Sombra Facility:

In 2010, the Company applied for an incentive under the ecoENERGY for Biofuels program for its Sombra facility and was approved by the Canadian government. The final Contribution Agreement with the Minister of Natural Resources of Canada for the Sombra facility under the ecoENERGY for Biofuels program was signed by the Company and the Canadian Government on December 6, 2011. Under this agreement as amended, the Company may receive up to $13,597,948 - for the years 2012 to 2017 from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company.

For the three and nine months ended August 31, 2014, the Company claimed incentives of $179,594 and $218,185 (three and nine months ended August 31, 2013 - $90,470 and $259,303). Since entering into the program to August 31, 2014, the Company has claimed total incentives of $755,060 and has received a total of $575,466.

Included in accounts receivable as at November 30, 2013 and August 31, 2014, is an amount receivable of $277,573 and $179,594, respectively, due from the Minister of Natural Resources of Canada.

NOTE 17 - SEGMENT INFORMATION

The Company reports a single operating segment, being a producer and seller of biodiesel fuel and biodiesel processing equipment.

Geographic segments:

The Company's assets and operating facilities, other than cash balances of $16,066 at November 30, 2013 and $43,889 at August 31, 2014, are all located in Canada. The Company services the majority of its customers in the United States. The Company derives its revenue geographically as follows:

	Three Months Ended August 31, 2013	Three Months Ended August 31, 2014	Nine months Ended August 31, 2013	Nine months Ended August 31, 2014
Revenue
United States	$1,510,501	$2,137,870	$3,681,634	$2,708,390
Canada	236,703	262,777	604,035	510,138

	$1,747,204	$2,400,647	$4,285,669	$3,218,528

NOTE 18 – INTEREST EXPENSE

Interest expense table as follows:
	Three Months Ended August 31, 2013	Three Months Ended August 31, 2014	Nine months Ended August 31, 2013	Nine months Ended August 31, 2014
Interest accrued on promissory notes	$46,868	$43,100	$116,910	$127,118
Interest paid on term loan	66,483	44,250	236,051	131,816
Interest paid on vendor payables	215	6,401	2,155	123,395
Financing fees	13,266	3,107	14,685	8,604

Total expense	$126,832	$96,858	$369,801	$390,933

NOTE 19 - SUBSEQUENT EVENT

On September 18, 2014, Methes Canada signed a term sheet with a new lender providing for $1,700,000 CAD mortgage loan, which will be used to repay the outstanding balance on the July 2013 Facility (the “September 2014 Loan”). The salient terms of the September 2014 Loan include, but are not limited to 24 months term, an interest rate of 12.5% per annum, payable monthly, and the outstanding principal due at maturity. The September 2014 Loan will be collateralized by a security agreement from Methes Canada on certain of its assets, a first collateral mortgage on its real property located at Sombra, Ontario, a promissory note in the amount of $1,700,000 CAD, and a guarantee of repayment by the Company.

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

Overview

We are a renewable energy company that offers an array of products and services to a network of biodiesel fuel producers. We also market and sell in the U.S. and Canada biodiesel fuel produced at our production facility in Sombra, Ontario, Canada.  We began commercial operation at the Sombra plant in November 2012. The two Denami 3000 processors at Sombra, designed to produce up to 6.5 million gallons each per year, or mgy, of biodiesel, were placed in substantially full time production in August 2014 and we produced over 775,000 gallons of biodiesel at our Sombra facility in our third quarter.  However, while that was a record high level of production for our third quarter, it was still substantially below capacity and resulted in significant under-utilization of our Sombra plant, negative gross profit and a net loss.  Continued production at August levels should result in improved future financial results.

During the quarter ended August 31, 2014, our largest source of revenue was from the sale biodiesel fuel. Among other services, we sell feedstock to our network of biodiesel producers, sell their output in the U.S. and Canada, provide them with proprietary software used to operate and control their processors, remotely monitor the quality and characteristics of their output, upgrade and repair their processors, and advise them on adjusting their processes to use varying feedstock and improve their output. Through the accumulation of production data from our network, we are equipped to provide consulting services to network members and other producers for operating their facilities, maintaining optimum production and solving production problems. For our network services and the license of our operating and communications software, we receive a royalty from network members based on the gallons of biodiesel they produced.

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

On August 28, 2014, we launched, via a webinar hosted by Biodiesel Magazine, a new and what we believe to be a more efficient way to pre-treat oils for the production of biodiesel. This new technology adds to our current product offering and is expected to start generating revenues in fiscal 2015.

As of August 31, 2014, due in large part to our investment of capital to develop, build and commission our Sombra facility as well as minimal sales of biodiesel, we had a working capital deficiency of $535,389. During the nine months ended August 31, 2014, we incurred a loss of $5,079,380 and had negative cash flow from operations of $5,107,730. Our Sombra facility is approved by the U.S. Environmental Protection Agency ("EPA") as a Foreign Renewable Fuel Producer and as a result the biodiesel produced at this facility is eligible for export to the United States. Obtaining this approval from the EPA enables us to sell our biodiesel into the U.S., and provides our U.S. importers, including our U.S. wholly-owned subsidiary, the ability to generate Renewable Identification Numbers ("RINs"). RINs are used in the U.S. to track compliance with Renewable Fuel Standard 2 (“RFS2”) and are generated when a gallon of biodiesel is produced in or imported to the U.S.

Subsequent to the consummation of our initial public offering (“IPO”) on October 30, 2012, we have raised aggregate net proceeds of approximately $9.5 million from the sale of our equity securities including the following:

●	net proceeds of approximately $1.5 million from a private placement completed in February 2013;

●	net proceeds of approximately $50,000 from a Regulation S private placement completed in August 2013;

●	net proceeds of approximately $473,000 from a private placement of Series A Preferred Stock completed in October 2013;

●	net proceeds of approximately $2.24 million from a private placement completed in December 2013;

●	net proceeds of approximately $125,000 (including, $25,000 of services rendered to us) from a private placement completed in January 2014; and

●	net proceeds of approximately $5.05 million from a public offering completed in May 2014.

Factors Influencing Our Results of Operations

The principal factors affecting our results of operations are as follows:

Biodiesel and feedstock price fluctuations

Biodiesel is a low carbon, renewable alternative to petroleum-based diesel fuel and is primarily sold to the end user after it has been blended with petroleum-based diesel fuel. Biodiesel prices have historically been correlated to petroleum-based diesel fuel prices. Accordingly, biodiesel prices have generally been affected by the same factors that affect petroleum prices, such as worldwide economic conditions, wars and other political events, OPEC production quotas, changes in refining capacity and natural disasters. Recently enacted U.S. government requirements and incentive programs, such as RFS2 and the blenders' tax credit, which expired on December 31, 2013, have reduced this correlation, although it remains a significant factor in the market price of our product.

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

Renewable Identification Numbers (“RINs”)

RINs are used to track compliance with RFS2 and are generated when a gallon of biodiesel is produced in or imported to the U.S. In late 2011 and early 2012 the EPA announced that some U.S. producers had generated and sold invalid RINs. The loss of integrity and confidence in the RINs market affected the demand as well as the price of biodiesel. As a result, the demand for RINs from small and medium size biodiesel producers declined dramatically. As a small and medium size producer, we and our existing customers have been directly affected by this situation. A portion of the price of a gallon of biodiesel includes a dollar value attributed to RINs. If a buyer of biodiesel cannot verify the integrity of the RINs attached to the biodiesel the buyer might not want to purchase or might ask for a discount creating a situation for the producer where it is not profitable to produce biodiesel.

In February 2013, the EPA introduced a new Quality Assurance Program (“QAP”) that would allow for buyers of RINs to verify their validity. The QAP provides a clear path and system for independent third parties, approved by the EPA, to audit and monitor, on an ongoing basis, the production of biodiesel and verify that RINs have been correctly generated. The QAP, once fully in place, will be retroactive to January 1, 2013. In September 2014, we attained the Quality Assurance Plan (QAP-B) RINs assurance status which will allow buyers to verify the validity of our RINs.

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

Dependence on significant customers

A large part of our revenue is generated from a few large customers. The sales to these customers are made at spot market prices, and we have no binding purchase agreements for our biodiesel, which could affect the consistency of our revenues. Potential customers for biodiesel regularly bid for biodiesel in the spot market at prices that are quoted on a daily basis. As a matter of convenience, we prefer to deal with customers with whom we have had a past relationship, although the specific customers to whom we sell have varied over time. The loss of one or more customers who have been among our largest customers historically would not have a material adverse effect on our business because we believe that a customer or customers could be replaced by one or more new customers regularly bidding for biodiesel, and we believe this will continue to be the case. For example, in the nine months ended August 31, 2014, 61% of our total revenue was from one major customer who was also our largest customer during the year ended November 30, 2013. This customer accounted for 67% of our total revenue during the same period in fiscal 2013.

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

 Three and nine months ended August 31, 2013 compared to the three and nine months ended August 31, 2014

Revenue. Our total revenues for the three months ended August 31, 2013 and August 31, 2014 were $1.75 million and $2.4 million, respectively, representing an increase of $650,000 thousand or 37%.  Our total revenues for the nine months ended August 31, 2013 and August 31, 2014 were $4.28 million and $3.22 million, respectively, representing a decrease of $1.06 million or 25%. The reasons for these fluctuations are outlined below.

Biodiesel. Biodiesel sales for the three months ended August 31, 2013 and August 31, 2014, excluding government incentives, were $1.53 million and $2.12 million respectively, an increase of approximately $590,000 or 39%.  For the three months ended August 31, 2013 and August 31, 2014, our resales of biodiesel purchased from third party producers were $431,000 and $nil, respectively, a decrease of approximately $431,000 or 100%.  Revenue from our internal production, excluding government incentives, for the three months ended August 31, 2013 and August 31, 2014 was $1.10 million and $2.12 million, respectively, an increase of $1.02 million or 93%. For the three months ended August 31, 2013 and August 31, 2014, our average sales price per gallon for 100 percent biodiesel (“B100”) was $4.56 and $3.33, respectively, a decrease of $1.23 per gallon, or 27%. Gallons sold for the three months ended August 31, 2013 and 2014 were 335,031 and 635,057gallons, respectively, an increase of 300,025 gallons, or 90%. Biodiesel sales for the nine months ended August 31, 2013 and August 31, 2014, excluding government incentives, were $3.74 million and $2.74 million, respectively, a decrease of approximately $1 million or 27%. For the nine months ended August 31, 2013 and August 31, 2014, our resales of biodiesel purchased from third party producers were $894,616 and $124,764, respectively, a decrease of approximately $769,616, or 86%. Revenue from our internal production, excluding government incentives, for the nine months ended August 31, 2013 and August 31, 2014 was $2.84 million and $2.62 million, respectively, a decrease of $220,000, or 8%. For the nine months ended August 31, 2013 and August 31, 2014, our average sales price per gallon for B100 was $4.30 and $3.54, respectively, a decrease of $0.76 per gallon, or 18%. Gallons sold for the nine months ended August 31, 2013 and 2014 were 870,479 and 773,586 gallons, respectively, a decrease of 96,893 gallons, or 11%.

The blender’s tax credit (“BTC”) provided a $1.00 refundable tax credit per gallon of 100% pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel until its expiration on December 31, 2013. The expiration of the BTC had a negative effect on biodiesel production and sales in 2014. Its reinstatement would have a positive effect on the biodiesel industry and on our financial results.  However, while reinstatement is being urged by the biodiesel industry and some policy makers, reinstatement remains uncertain.

The overall decrease in revenue from the sales of our biodiesel and the resales of biodiesel purchased from others was primarily due to a very low demand as a result of the expiration of the BTC on December 31, 2013 which, combined with an extremely cold winter, reduced the demand for biodiesel in the first half of 2014. Furthermore, the delay, by the EPA, in establishing the 2014 RVOs has greatly affected the demand for biodiesel so far this year. According to the National Biodiesel Board (“NBB”), 57% of their biodiesel producing members were not producing as of early June 2014. For the current quarter the revenue from the sales of our biodiesel increased as a result of increased demand and increased production at our Sombra facility. Furthermore, in the event that the BTC is reinstated retroactively to January 1, 2014, we have been successful at negotiating for a share of the BTC to be paid back to us. As of the end of this quarter the amount of the BTC that we would receive from customers, if the BTC is reinstated retroactively, stands at $573,420. This amount has not been recognized in our books.

Feedstock. For the three months ended August 31, 2013 and August 31, 2014, feedstock sales were $52,104 and $52,310, respectively, an increase of $206, or 0.3%. For the nine months ended August 31, 2013 and August 31, 2014, feedstock sales were $137,092 and $148,651, respectively, an increase of $11,559, or 8%. In the more recent period, with some variations in quantities, we were able to source additional feedstock as well as other products related to the production of biodiesel on the spot market that we resold immediately to our customers in Canada at a profit. We intend to continue with this strategy as opportunities arise to generate additional profit.

Glycerin. For the three months ended August 31, 2013 and August 31, 2014, Glycerin sales were $30,074 and $33,671, respectively, an increase of $3,597.  For the nine months ended August 31, 2013 and August 31, 2014, Glycerin sales were $66,515 and 57,517, respectively, a decrease of $8,998.

Government incentives. For the three months ended August 31, 2013 and August 31, 2014 we received $99,470 and $179,594, respectively, an increase of $80,124, or 80%.  This increase was related to the increase in the sales volume of biodiesel in the third quarter. For the nine months ended August 31, 2013 and August 31, 2014 we received $269,474 and $218,185, respectively, a decrease of $51,289, or 24%.

Equipment sales. For the three months ended August 31, 2013 and August 31, 2014 we generated $3,112 and $nil, respectively, from equipment sales.  For nine months ended August 31, 2013 and August 31, 2014 we generated $5,769 and $1,397, respectively, from equipment sales. Effective January 30, 2014, we entered into a sale and licensing agreement with an Aruba company pursuant to which they agreed to the purchase of a Denami 600 processor and license our software and monitoring system.  We believe that the Denami 600 will be used for the local production of biodiesel in Aruba and is expected to be built and delivered to Aruba in fiscal 2015.

Royalties. For the three months ended August 31, 2013 and August 31, 2014 we received royalties of $11,146 and $8,096, respectively.  For nine months ended August 31, 2013 and August 31, 2014 we received royalties of $17,921 and $19,550, respectively. Our customers own the Denami 600 processors, but license the software and monitoring system from us in exchange for an ongoing royalty payment of $0.11 per gallon of biodiesel produced by their Denami 600 processors.

Other. Other revenue for the nine months ended August 31, 2013 and August 31, 2014 was $32,146 and $11,261, respectively, a decrease of $20,885, or 64%.  Other revenue for the nine months ended August 31, 2013 and August 31, 2014, was $50,006 and $31,682, respectively, a decrease of $18,324, or 58%, the fluctuation is due to recovery of accounts receivable previously written-off. Other revenue includes recovery of prior bad debts and other miscellaneous sales.

Cost of goods sold. Our cost of goods sold for the three months ended August 31, 2013 and August 31, 2014 were $1.57 million and $2.83 million, respectively, an increase of $1.26 million, or 80%. This increase was primarily due to higher sales volume in current quarter as demand increased.  Our cost of goods sold for the nine months ended August 31, 2013 and August 31, 2014 were $3.99 million and $3.5 million, respectively, a decrease of $487,500, or 12%. This decrease was primarily due to lower sales of biodiesel in the nine months ended August 31, 2014.

Biodiesel cost of goods sold increased by $1.24 million to $2.64 million, or 89%, for the three months ended August 31, 2014 compared to cost of goods sold of $1.4 million for the three months ended August 31, 2013. If the average feedstock price and the price paid for biodiesel purchased from other biodiesel producers in Canada remained constant for the three months ended August 31, 2014 compared to the same fiscal period in 2013, the increase in gallons of biodiesel sold would have resulted in $1.22 million increase in the related biodiesel cost of goods sold. For the three months ended August 31, 2014, the increase in cost of goods sold was also because of a $20,000 increase in average feedstock oil prices. We produced over 775,000 gallons of biodiesel at our Sombra facility in our third quarter. However, while that was a record high level of production for our third quarter, it was still substantially below capacity and resulted in significant under-utilization of our Sombra plant, negative gross profit and a net loss.  Continued production at August levels should result in improved future financial results.

Biodiesel cost of goods sold decreased by $370,000 to $3.06 million, or 11%, for the nine months ended August 31, 2014 compared to cost of goods sold of $3.43 million for the nine months ended August 31, 2013. If the average feedstock price and the price paid for biodiesel purchased from other biodiesel producers in Canada remained constant for the nine months ended August 31, 2014 compared to the same fiscal period in 2013, the decrease in gallons of biodiesel sold would have resulted in $412,000 decrease in the related biodiesel cost of goods sold. For the nine months ended August 31, 2014, the increase in cost of goods sold was lower because of a $41,000 increase in average feedstock prices, and $3,800 increase in the price paid for biodiesel purchased from others.

 All other costs of goods sold, excluding biodiesel cost of goods sold, for the three months ended August 31, 2013 and August 31, 2014 were $170,918 and $189,967, respectively, and for the nine months ended August 31, 2013 and August 31, 2014 were $555,715 and $316,032, respectively. The decrease was mainly due to lower sales of feedstock as a result of lower feedstock demand.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended August 31, 2013 and August 31, 2014, were $1.37 million and $1.5 million, respectively, an increase of $130,000, or 9%. This increase was mainly related to an increase in professional fees of $82,000 as a result of an increase in investor relations consulting services and audit fees, an increase in stock option expense of $29,000, an increase in currency gains of $27,000 which was offset by a decrease in salaries and wages of $8,000 as a result of layoffs.

Our selling, general and administrative expenses for the nine months ended August 31, 2013 and August 31 2014, were $4.13 million and $4.41 million, respectively, an increase of $280,000, or 7%. This increase was mainly related to an increase in professional fees of $571,000 as a result of an increase in investors relation consulting services and audit fees which was offset by a decrease in operating expenses including, but not limited to, a decrease in salaries and wages of $180,000, decrease in utilities of $93,000, and a decrease in shop supplies of $63,000.

Other expenses and income. For the three months ended August 31, 2013 and August 31, 2014, we incurred interest expenses of $126,832 and $96,858, respectively. These amounts relate to accruals for interest expense associated with our outstanding loans. The decrease in interest expense was due to a decrease in interest rate on our term loan from 23% in 2013 to 12% in the same period in 2014.  For the three months ended August 31, 2013 and August 31, 2014, we paid term loan interest of $66,483 and $44,249, respectively.

For the nine months ended August 31, 2013 and August 31, 2014, we incurred interest expenses of $369,801 and $390,933, respectively. These amounts relate to accruals for interest expense associated with our outstanding loans. The increase in interest expense in the nine months of 2014 was mainly due to the interest of $97,000 on feedstock oil payable to a vendor which was offset by a decrease in the interest rate on our term loan from 23% in fiscal 2013 to 12% in fiscal 2014.   For the nine months ended August 31, 2013 and August 31, 2014, we paid term loan interest of $236,051 and $131,818, respectively.

Income taxes. No income tax expense or benefit was recorded during the three and nine months ended August 31, 2013 and August 31, 2014 due to ongoing taxable losses. As of August 31, 2014, we were not subject to any uncertain tax exposures.

Net loss. For the three months ended August 31, 2014, our net loss increased by $710,000 to $2.03 million from $1.32 million for the three months ended August 31, 2013.  The increase in net loss for the three months ended August 31, 2014 was primarily due to the decrease in gross profit of $605,000 and an increase of $135,000 of selling, general and administrative expenses, which was offset by a decrease of $30,000 in interest expenses. For the nine months ended August 31, 2014, our net loss increased by approximately $880,000 to $5.08 million from $4.2 million for the nine months ended August 31, 2013. The increase in net loss for the nine months ended August 31, 2014 was primarily due to the decrease in gross profit by $580,000, an increase in selling, general and administrative expenses by $275,000 and interest expense by $21,000, respectively.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations was financed through the sale of our capital stock. At November 30, 2013 and August 31, 2014, we had cash and cash equivalents of $174,084 and $504,287, respectively.

Subsequent to the consummation of our IPO on October 30, 2012, we have raised aggregate net proceeds of approximately $9.5 million from the sale of our equity securities including the following (also, see note 12 of the unaudited condensed consolidated financial statements elsewhere in this report):

●	net proceeds of approximately $1.5 million from a private placement completed in February 2013;

●	net proceeds of approximately $50,000 from a Regulation S private placement completed in August 2013;

●	net proceeds of approximately $473,000 from a private placement of Series A Preferred Stock completed in October 2013;

●	net proceeds of approximately $2.24 million from a private placement completed in December 2013;

●	net proceeds of approximately $125,000 (including, $25,000 of services rendered to us) from a private placement completed in January 2014; and

●	net proceeds of approximately $5.05 million from a public offering completed in May 2014.

On July 12, 2013, Methes Canada entered into a term loan facility agreement with a lender (the “Agreement”) pursuant to which Methes Canada is able to borrow up to $1,540,640 ($1,600,000 CAD) for a term of 12 months at an interest rate of 12% per annum (the “July 2013 Facility”). Under the terms of the Agreement, interest is payable monthly and outstanding principal is due at maturity. Outstanding principal would be prepayable after six months upon 30 days’ notice and payment of a penalty equal to one-month's interest. The July 2013 Facility is collateralized by a security agreement from Methes Canada on certain of its assets except for accounts receivable and inventory and a first collateral mortgage on its real property located at Sombra, Ontario.  The July 2013 Facility prohibits payment of debt owed by us to certain of our stockholders, a director and an unrelated Corporation (see note 9 and 10) during the life of the facility and contains other customary debt covenants.  Interest expense incurred during the three and nine months ended August 31, 2014 was $44,250 and $131,818 (three and nine months ended August 31, 2013 - $25,001 and $25,001).

During the current quarter ended August 31, 2014, we made a partial payment of $227,875 against the principal outstanding on the July 2013 Facility.

On August 16, 2013, Methes Canada entered into and closed on a working capital loan facility from a Toronto, Ontario lending firm (the “Working Capital Facility”). Under the Working Capital Facility, Methes Canada was able to borrow up to $1,500,000 for its Sombra, Ontario biodiesel manufacturing plant, of which up to $750,000 may be from cash advances against Methes Canada’s accounts receivables through factoring of accounts receivable with full recourse and up to an additional $750,000 in cash advances for use exclusively to purchase feedstock for the production of biodiesel. The Working Capital Facility was secured by a pledge of the accounts receivable and inventory of Methes Canada and Methes USA. The balance outstanding as of November 30, 2013 of $1,019,513 was fully repaid during the first quarter of fiscal 2014 with factoring of accounts receivable and cash from operations. Accordingly, as of August 31, 2014 the balance outstanding was $nil. During the quarter ended August 31, 2014, the Working Capital Facility was discontinued.

On August 28, 2014, we entered into a feedstock credit facility with a major provider of credit to the renewable fuels industry (the “Lender”), which will provide us all the feedstock that is required to run at full current capacity and allow us to fulfill future orders for biodiesel from customers that have been approved by the credit department of the Lender (the “Feedstock Credit Facility”).  The facility bears interest at 5% per annum.

Subsequent event

On September 18, 2014, Methes Canada signed a term sheet with a new lender providing for a $1,700,000 CAD mortgage loan, which will be used to repay the outstanding balance on the July 2013 Facility (the “September 2014 Loan”).  The salient terms of the September 2014 Loan include, but are not limited to, a 24 month term, an interest rate of 12.5% per annum, payable monthly, and the outstanding principal due at maturity.  The September 2014 Loan will be collateralized by a security agreement from Methes Canada on certain of its assets, a first collateral mortgage on its real property located at Sombra, Ontario, a promissory note in the amount of $1,700,000 CAD, and our guarantee of repayment.

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended August 31, 2013 and August 31, 2014:

	(Amounts rounded to nearest thousands) Nine months Ended August 31
	2013	2014
Net cash flows used in operating activities	$(1,996)	$(5,108)
Net cash flows used in investing activities	(379)	(114)
Net cash flows provided by financing activities	2,477	5,552
Net change in cash and cash equivalents	(102)	330
Cash and cash equivalents, end of period	$504	$504

Operating activities. Net cash used in operating activities was $1.99 million for the nine months ended August 31, 2013. For the nine months ended August 31, 2013, the net loss was $4.2 million, which includes total non-cash items for depreciation, amortization, stock compensation expense, unrealized foreign exchange gain, deferred financing fees amortization, accrued interest, bad debts and issuance of common stock/unit, for consulting services of $561,060. The net cash used in operating activities included a net working capital increase of $1,645,615. Working capital increases were a result of an increase in accounts payable and accrued liabilities of $1,101,981 and an increase in inventories of $336,445. The net result was cash used in operations of $1.99 million.

Net cash used in operating activities was $4.83 million for the nine months ended August 31, 2014. For the nine months ended August 31, 2014, the net loss was $5.08 million, which includes total non-cash items for depreciation, amortization, stock compensation expense, unrealized foreign exchange gain, deferred financing fees amortization, accrued interest, bad debts and issuance of common stock for services of $1,444,289. The net cash used in operating activities included a net working capital decrease of $1,190,622. Working capital decreases were a result of a decrease in accounts payable and accrued liabilities (one-time event payments of old payables) of $1,775,824 offset by an increase in accounts receivable of $456,377, increase in inventories of $49,670, increase in deposit and employee loan of $31,153 and increase in customer deposits of $144,002. Our current operating cash requirement is approximately $314,000 per month. However, once our Sombra facility commences full-scale production, we expect to generate positive cash flow from operations.

Investing activities. Net cash used in investing activities for the nine months ended August 31, 2013 was $379,059, consisting of additions to property, plant and equipment, mainly representing costs related to our Sombra facility. Net cash used in investing activities for the nine months ended August 31, 2014 was $359,853, consisting of additions to property, plant and equipment, mainly representing costs related to our Sombra facility and investment in derivative instruments.

Financing activities. Net cash provided from financing activities for the nine months ended August 31, 2013 was $2.48 million, which mainly included advances from short term loans of $1,938,040 and issuance of common stock/units for cash of $1,419,389 offset by repayments of short-term loans of $1,444,250. Net cash provided by financing activities for the nine months ended August 31, 2014 was $5.52 million, which mainly included issuance of common stock/units under private placement, net of issuance costs of $2,162,321 and issuance of common stock under public offering of $5,600,000 offset by payment of financing from credit facility of $1.02 million.

As of August 31, 2014, due in large part to the funds spent to develop, build and commission our Sombra facility as well as minimal sales of biodiesel, we had a working capital deficiency of $535,389.

During the nine months ended August 31, 2014, we took steps to improve our cash and working capital positions by: (i) raising net cash proceeds of approximately $5.62 million from the issuance of common stock/units under private placement; and (iii) converting $128,000 USD of the outstanding principal due on the January 2013 Note (see note 6 of the unaudited  consolidated financial statements elsewhere in this report) into 34,688 shares of Common Stock based on the closing market price of $3.69 per share of Common Stock on January 17, 2014.

We anticipate that our Sombra facility will generate positive cash flow from operations and will operate profitably once sufficient levels of commercial operation is achieved in the next six months. It is management’s opinion that our cash and cash equivalents, the anticipated additional financing and the anticipated positive cash flow from operations will be sufficient to meet our cash requirements for at least the next 12 months.

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

Future commitments. We have no material commitments for future capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing commitments.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Private Placements

As of August 1, 2014, we issued 25,000 shares of Common Stock in the third quarterly installment payment of consulting fees for services to be rendered by a consultant, which were valued at $47,500, based on the closing market price of $1.70 per share on the date of issuance, of which $31,413 is included in prepaid expenses as at August 31, 2014.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
_______
*         Filed herewith.
**       Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
***     Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Methes Energies International Ltd.

Dated: October 15, 2014	/s/ Michel G. Laporte
Michel G. Laporte, Chief Executive Officer
(Principal Executive Officer)

Dated: October 15, 2014	/s/ Edward A. Stoltenberg
Edward A. Stoltenberg, Chief Financial Officer
(Principal Financial Officer)