Form 10-K
METHES ENERGIES INTERNATIONAL LTD
filed 2015-03-11
CIK 1436549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission File Number: 001-35652

METHES ENERGIES INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Nevada	71-1035154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D-272, Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 932-9964

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock (par value $0.001 per share), Class A Warrants and Class B Warrants	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No☑

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

Large Accelerated Filer   ☐ Accelerated Filer   ☐ Non-accelerated Filer   ☐ Smaller Reporting Company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☑

On May 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates was $19,212,559.

As of March 11, 2015, the registrant has 11,510,431 shares of Common Stock issued and outstanding.

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

We have rights to the trademarks Methes Energies and Design, Methes, The Biodiesel Company and Denami.

PART I

ITEM 1.   BUSINESS

Overview

We are a renewable energy company that offers an array of products and services to a network of biodiesel fuel producers. We also market and sell in the U.S. and Canada biodiesel fuel produced at our small-scale production and demonstration facility in Mississauga, Ontario, Canada and at our intermediate scale biodiesel production facility in Sombra, Ontario, Canada. The first of two Denami 3000 processors, designed to produce up to 6.5 million gallons per year, or mgy, of biodiesel, was placed in production in 2013 and the second Denami 3000 was placed in production in early 2014. In fiscal 2013 we shipped 67 railcars (over 1.7 million gallons) of biodiesel from our Sombra facility and 50 railcars (over 1.3 million gallons) in fiscal 2014. In fiscal 2013 and 2014, our largest source of revenue was from the sale of biodiesel fuel.

Among other services and from time to time, we sell feedstock to our network of biodiesel producers, sell their output in the U.S. and Canada, provide them with proprietary software used to operate and control their processors, remotely monitor the quality and characteristics of their output, upgrade and repair their processors, and advise them on adjusting their processes to use varying feedstock and improve their output. Through the accumulation of production data from our network, we are equipped to provide consulting services to network members and other producers for operating their facilities, maintaining optimum production and solving production problems. In addition, we provide assistance to network members and others in production site selection, site development, installation of equipment and commissioning of processors. For our network services and the license of our operating and communications software, we receive a royalty from some network members based on gallons of biodiesel produced.

Network members currently produce biodiesel through use of Denami 600 processors purchased from us, which have a maximum rated capacity of 1.3 million gallons per year “mgy”, of biodiesel, and starting in fiscal 2015 some new clients may purchase or license to manufacture one or more of our new Denami 3000 processors designed to produce up to 6.5 mgy of biodiesel. We market Denami processors designed to meet the needs of 2 to 20 mgy biodiesel producers. We believe that small and medium-scale producers will be the fastest growing segment of the biodiesel market. Our processors are flexible and can use a variety of virgin vegetable oils, used vegetable oil and rendered animal fat feedstock, allowing operators to take advantage of feedstock buying opportunities. Our Denami processors operate automatically in a continuous flow mode and can be rapidly fine-tuned to adjust to feedstock and production variables. In addition to low production and labor costs, our processors minimize electrical use and utilize water only in closed loop components for cooling purposes. The absence of waste water discharge has facilitated obtaining environmental permits for our facilities and those of our customers.

We expect to achieve economies of scale for our network members by bulk purchasing feedstock, methanol, catalyst and other biodiesel related products and negotiating more favorable sales prices through the sale of larger quantities of biodiesel and glycerin for these members. Achieving our growth plan will enable us to spread fixed overhead costs over a larger revenue base.

In August 2014, we introduced, what we believe is, a better way to pre-treat oils for the production of biodiesel. This pre-treatment process allows for substantial savings compared to some of the traditional ways of pre-treating oils and offers additional benefits such as saving on maintenance costs and access to cheaper oils such as non-edible corn oil coming out of ethanol facilities. This pre-treatment process allows us to expand our customer base and may provide for additional sources of revenues beyond the sale of our Denami processors.

Growth Plan

We plan to expand our business by (i) developing a computer-linked, North American network of small and medium-scale independent biodiesel producers, (ii) adding to our production capacity at our Sombra location, (iii) marketing and selling our   Denami   processors in Europe, Asia and South America, (iv) marketing and selling our pre-treatment process, and (v) expanding our consulting services. The network is intended to provide us not only with royalties but also with opportunities to offer additional services to network members, such as sales of feedstock and process monitoring services. Purchasers of our Denami processors benefit from the computer-linked, real-time monitoring services which improve the quality of processor output and processor efficiency. Other small and intermediate producers can take advantage of our upgrade, repair and service capabilities. We may also offer to purchase biodiesel from computer-linked network members and others. Specific steps contemplated by our growth plan include:

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

●
Increase production capacity. We began commercial operation at the Sombra, Ontario facility in November 2013. Depending upon the availability of financing, we plan to further increase capacity at our Sombra facility by another 13 mgy by August 2016 and install a 13 mgy new pre-treatment system as soon as possible at our Sombra facility. The pre-treatment system will allow us to substantially reduce our production costs and access cheaper feedstock.

●
Increase marketing and sales of Denami processors. We plan to begin selling our new 6.5 mgy Denami 3000 processors to potential members of our North American network as well as to other purchasers outside the areas served by our network. We also plan to offer our processors in Europe, Asia and South America. We believe there is demand for small and intermediate biodiesel processors in these regions that we have been unable to exploit because of our small size, limited resources and small marketing staff. We did not sell any Denami processors to third parties in fiscal 2014.

●
Marketing and sales of pre-treatment process. We believe that our new pre-treatment process which includes the use of the PP-MEC catalyst to be very efficient and beneficial to any biodiesel facilities currently using traditional pre-treatment processes. We also believe that ethanol facilities are ideal clients for this process as well. We intend to aggressively market this pre-treatment process worldwide in 2015 and also setup, if funds are available at acceptable terms, this new process at our Sombra facility which would facilitate and help with marketing as potential clients could see a full commercial scale unit in production.

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

●
Addition of new products. We plan to offer a new Enterprise Resources Planning (ERP) software to biodiesel producers in North America starting in the first quarter of fiscal 2015. The software was mostly designed by us and is intended to help producers keep track of their compliance requirements under the Renewable Fuel Standard (RSF2) and the various Quality Assurance Plans (QAP’s). The software provides producers the ability to manage their accounting, customer relationships and manufacturing processes.

Competitive Advantages

We believe we have a number of competitive advantages that will contribute to our ability to achieve our growth plans:

●	Superior product design. Our Denami processors are engineered to offer the following advantages:

•  Adaptability to multiple feedstocks. Unlike most equipment now in production, our Denami processors can use a variety of feedstocks, including soy oil, canola oil, used vegetable oil, used cooking oil, corn oil, pork lard and beef tallow, to produce high-quality biodiesel which enables us and our network members to purchase in the market whatever feedstock is then most economical.

•  Modular component design. As the biodiesel industry matures, the regulatory standards will likely continue to evolve, which will require modifications to current production processes and upgrades to existing equipment. The modular design of the Denami 600 and Denami 3000 allows components to be removed, repaired or replaced without replacing the entire unit, thus permitting upgrades to components of the process to be made in a cost-effective manner.

•  Small footprint and short build time. Our Denami processors are compact and can be installed in a footprint as small as 11 feet wide by 16 feet long and 16 feet high, and can be manufactured in as little as 16 weeks unlike many other processors which require more than seven months to build.

•  Pre-treatment system. Our new pre-treatment process combined with the PP-MEC catalyst provides significant advantages over traditional pre-treatment processes. Maintenance costs reduction, savings on certain chemicals and access to cheaper feedstock provide for lower costs of production. By converting to this process or adding it in front of an existing biodiesel processor, biodiesel producers can now benefit on several aspects of their production resulting in additional savings.

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

●
Multiple revenue streams. We derive revenue from sale of our biodiesel and biodiesel produced by others, feedstock sales, equipment sales, government incentives, royalties and miscellaneous other revenues. In fiscal 2013 and 2014, respectively, these revenue sources contributed the following percentages of our total revenue: internal biodiesel production 70.6% and 83.5%; biodiesel re-sales 17.2% and 2.8%; feedstock sales 3.6% and 3.4%; equipment sales 0.10% and 0.03%; government incentives 6.2% and 6.7%; royalties 0.40% and 0.60%; and other 1.9% and 3%. These diverse revenue sources and the synergies among the different parts of our business helps reduce the seasonality of our business and our dependence on any one market.

Biodiesel Industry Background

Biodiesel is an engine fuel produced from vegetable oils and animal fats that has favorable environmental and lubrication characteristics when used as a blend with or alternative for petroleum-based diesel fuels. Federal and state environmental requirements and incentives, particularly the Renewable Fuel Standard program and RFS2 there under, have encouraged the production and use of biodiesel in recent years. U.S. biodiesel production in 2013 was estimated at nearly 1.8 billion gallons and approximately 1.7 billion gallons in 2014. Canadian biodiesel production is still in its infancy with its first federally mandated use of 2% renewable in diesel and home heating oil which began on July 1, 2011.  Canada has approximately 10 biodiesel production facilities, mostly small, which were operating in 2014 with an estimated production capacity of 150 million gallons per year.

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

The U.S. federal government began encouraging biodiesel production in 2000. The 2002 Energy Bill provided producers of biodiesel a tax credit of $0.80 per gallon, and mandated that all federal, state and local governments with diesel-powered vehicles and diesel-powered equipment use a mixture of 2 percent biodiesel (B2). As of late 2011, the National Biodiesel Board, a trade association, estimates that there is capacity to produce approximately 3.2 billion gallons of biodiesel in the United States annually. It is important to note that production capacity differs from the actual number of gallons sold.

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

To assist in ensuring that biodiesel is produced and maintained at the ASTM D6751 industry standard, the National Biodiesel Board created the National Biodiesel Accreditation Commission (the “NBAC”) to certify producers and marketers of biodiesel that successfully meet the accreditation criteria as “Accredited BQ9000 Producers.” Accreditation is awarded following a successful formal review and audit of the capacity and commitment of the applicant to produce or market biodiesel fuel that meets the ASTM D6751 specification for Biodiesel Fuel (B100) Blend Stock for Distillate Fuels. The accreditation process is comprehensive and includes a detailed review of the applicant’s quality system documentation, followed by a formal audit of the applicant’s conformance to its system. The BQ-9000 accreditation is voluntary and optional. We achieved BQ-9000 certification both as a Producer and Marketer, in May 2014.

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

Market Overview

Since biodiesel has been more expensive to produce than petroleum-based diesel fuel over the past few years, the biodiesel industry is dependent on government programs that support a market for biodiesel that might not otherwise exist. Stimulated largely by federal, state and provincial government environmental regulations and incentives, the biodiesel market has grown substantially in recent years. According to the website of the National Biodiesel Board, biodiesel production reached approximately 250 million gallons in 2006 and 1.8 billion gallons in 2013. According to Biodiesel Magazine, there were approximately 195 biodiesel facilities as of October 2014 with the capacity to produce approximately 3.2 billion gallons of biodiesel in the United States.

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

The biodiesel market in Canada is expected to develop in a manner similar to the U.S. market. In order to meet the mandate of 2% biodiesel content in Canada, approximately 150 mgy of biodiesel is required per year. Several provinces also have their own mandates which helps create an increase in demand. The province of Ontario has introduced a 2% provincial mandate in 2014.

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

Government Incentives and Policies

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

U.S. Biodiesel Tax Credits. The first biodiesel-specific tax incentives were adopted as part of the American Jobs Creation Act of 2004. Under these incentives, federal income and excise tax credits are available to certain distributors and blenders of biodiesel and agri-biodiesel. The incentives were designed to reduce the price of and increase the demand for biodiesel. The American Taxpayer Relief Act of 2012 retroactively extended certain fuel tax credits that expired on December 31, 2011. The retroactively extended credits were the biodiesel mixture credit, biodiesel credit, alternative fuel credit and alternative fuel mixture credit. Those credits expired again on December 31, 2013 and were retroactively reinstated on December 19, 2014 for 2014 only. It is still uncertain if the credit will be reintroduced for 2015. However, certain states, such as Illinois, exempt biodiesel from sales or fuel excise taxes.

Renewable Fuel Standard: On July 1, 2010, RFS2’s biomass-based diesel requirement became effective, requiring for the first time that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biomass-based diesel requirement can be satisfied by two primary fuels, biodiesel and renewable diesel. Prior to 2013, renewable diesel had not been available in the United States in significant commercial quantities and thus, biodiesel has satisfied the vast majority of the RFS2 biomass-based diesel requirement. RFS2 required the use of one billion gallons of biomass-based diesel in 2012, required 1.28 billion gallons in 2013 and at least one billion gallons each year thereafter, with such higher amounts subject to the United States Environmental Protection Agency, or EPA, proposals and the Office of Management and Budget, or OMB, approval. As of this filing, the EPA has not finalized the 2014 biomass-based diesel requirement. The EPA has proposed a 2014 biomass-based diesel required volume obligation, or RVO, of 1.28 billion gallons and a reduced Advanced Biofuel RVO of 2.0 to 2.51 billion gallons rather than the original Energy Independence and Security Act of 2009, or EISA, volume of 3.75 billion gallons of advanced biofuels for 2014. We expect RFS2 to continue to create demand for biodiesel. The EPA has indicated that the 2014, 2015 and 2016 RVO’s will be announced in early 2015.

The biomass-based diesel requirement is one of four separate renewable fuel requirements under RFS2. The RFS2 requirements are based on two primary categories and two subcategories. The two primary categories are conventional renewable fuel, which is primarily satisfied by corn ethanol, and advanced biofuel, which is defined as a biofuel that reduces lifecycle greenhouse gas emissions by at least 50% compared to the petroleum-based fuel the biofuel is replacing. The advanced biofuel category has two subcategories, cellulosic biofuel, to be satisfied by newly developed cellulosic biofuels, such as ethanol made from woody biomass, and biomass-based diesel, which is intended to be satisfied by biodiesel and renewable diesel. RFS2’s total advanced biofuel requirement is larger than the combined cellulosic fuel and biomass-based diesel requirements, thus requiring the use of additional volumes of advanced biofuels.

The RFS2 requirement for additional volumes of advanced biofuels can be satisfied by any advanced biofuel, including biodiesel, renewable diesel, biogas used in transportation, biobutanol, cellulosic ethanol or sugarcane-based ethanol. Biodiesel comprises the majority of advanced biofuel produced in the United States and we expect the RFS2 advanced biofuel requirement to increase demand for biodiesel.

The advanced biofuel RVO is expressed in terms of ethanol equivalent volumes, or EEV, which is based on the fuel’s renewable energy content compared to ethanol. Biodiesel has an EEV of 1.5 compared to 1.0 for sugarcane-based ethanol. Accordingly, it requires less biodiesel than sugarcane-based ethanol to meet the required volumes as each gallon of biodiesel counts as 1.5 gallons for purposes of fulfilling the advanced biofuel RVO, providing an incentive for Obligated Parties to purchase biodiesel to meet their advanced biofuel RVO.

Renewable Identification Numbers: The EPA created the renewable identification number, or RIN, system to track renewable fuel production and compliance with the renewable fuel standard. EPA registered producers of renewable fuel may generate RINs for each gallon of renewable fuel they produce. In the case of biodiesel, 1.5 biomass-based diesel RINs may be generated for each gallon of biodiesel produced. Most renewable fuel, including biodiesel, is then sold with its associated RINs attached. Under the RFS2 regulations, the RINs may also be separated from the gallons of renewable fuel and once separated they may be sold as a separate commodity. RINs are ultimately used by Obligated Parties to demonstrate compliance with the RFS2. Obligated Parties must obtain and retire the required number of RINs to satisfy their RVO during a particular compliance period. An Obligated Party can obtain RINs by buying renewable fuels with RINs attached, buying RINs that have been separated, or producing renewable fuels themselves. All RIN activity under RFS2 must be entered into the EPA’s moderated transaction system, which tracks RIN generation, transfer and retirement. RINs are retired when used for compliance with the RFS2 requirements.

States Programs: According to the U.S. Department of Energy, more than 40 states currently have implemented various programs that encourage the use of biodiesel through blending requirements as well as various tax incentives.

Canada

Canadian Federal ecoENERGY for Biofuels Program. The ecoENERGY for Biofuels Program is aimed at helping producers of renewable alternatives to gasoline or diesel by providing financial incentives. Financial incentives are provided for the number of liters produced in Canada and sold anywhere, based on fixed declining incentive rates established by the program and as agreed upon in each contribution agreement. The incentive for biodiesel (converted to U.S. dollars per gallon at the exchange rate in effect on November 30, 2014) was   $0.61per gallon for the April 1, 2013 through March 31, 2014 program year, and will decline in steps to $0.15 per gallon for the 2016-2017 program year, at the end of which the program is scheduled to end.

Canadian Provincial Road Tax Exemption for Biodiesel. Provincial jurisdictions have acted individually to implement biodiesel initiatives to stimulate biodiesel production and investment. British Columbia and Manitoba are the only provinces that offer tax exemption. The province of Ontario exemption was repealed on April 1, 2014 on biodiesel from its road tax at CDN $0.143 per liter. British Columbia has introduced a tax exemption of CDN $0.15-$0.21 per liter for biodiesel when used in blends from 5-50% with petroleum diesel. The Manitoba government no longer collects road and provincial sales tax on pure biodiesel of CDN $0.115 per liter. In addition, Manitoba released a CDN $1.5 million support program for biodiesel production.

Other Canadian National and Provincial Requirements. Biodiesel demand in Canada is expected to continue to grow in 2015 due to Canada’s renewable fuel policies and provincial mandates. Those policies require a 2% renewable blend into Canadian petroleum-based diesel for an estimated 150 mgy per year. Additionally, several Canadian provinces maintain provincial blend requirements, including a 2% biodiesel blend requirement into diesel fuel in Manitoba, a 4% renewable fuel content in British Columbia and a 2% renewable fuel content requirement in Alberta. Ontario has recently introduced a 2% biodiesel provincial mandate which is set to move to 4% in the coming years. According to the Canadian Renewable Fuels Association, there is 150 mgy of operating production capacity in Canada. We expect biodiesel production in Canada to increase in order to satisfy higher demand levels pursuant to the recently enacted national and provincial blend requirements.

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

Our Denami processors produce ASTM biodiesel in an automated, remotely controlled, continuous flow process. The Denami 600 processor produces 600 liters per hour, and the Denami 3000 produces 3,000 liters per hour of grade B100 biodiesel fuel, which exceeds current ASTM biodiesel standards. We believe that our Denami 600 was the industry’s first compact, fully automated processor that offers the flexibility of using a wide variety of feedstock options. Although our Mississauga plant used primarily yellow grease (used cooking oil) as its feedstock, it can use such common and widely available feedstocks as soy oil, canola oil, beef tallow or poultry fat. In fiscal 2013, our Sombra plant used a combination of yellow grease, corn oil and soy oil.  In fiscal 2014, our Sombra plant used mainly soybean oil and canola oil.

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

We originally retained a third party equipment manufacturer to design our biodiesel processor. We purchased all the ownership rights to, and interest in, the intellectual property rights, including the design and specifications, for the Denami 600 biodiesel processor from this equipment manufacturer in March 2009. We developed the Denami 3000 in collaboration with this equipment manufacturer and we now own all intellectual property rights to the Denami 600 and Denami 3000 processors. Since September 2007, we have retained this vendor as the exclusive manufacturer of our processors in the United States and Canada. We expect to continue to retain this vendor as the exclusive manufacturer of our processors until the expiration of the current term of our agreement in August 2015. Our decision to work with this vendor was based on quality, experience, industry track record, warranties, equipment capabilities, price and representations made by this vendor. This manufacturer has no objection on the technology licensing agreement with a United States entity completed subsequent to year end as it does not have the resources to fund a large scale development in the United States.

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

After sale of a Denami processor, the customer is required to enter into a license agreement which grants the customer a non-exclusive, perpetual, royalty-bearing license to use our proprietary monitoring technology. Our licensed software allows the operation and maintenance of the Denami in an unmanned and remotely controlled environment. The license agreement requires the customer, in some cases, to pay us a royalty of up to CDN$0.11 per gallon, in perpetuity, for each gallon of biodiesel produced.

Maintenance and support services provided to purchasers of Denami processors include real-time monitoring of the customer’s processor(s) via our proprietary monitoring technology and in-process testing to ensure that the biodiesel produced meets quality standards. In some cases, the Denami processors come with an extended warranty, pursuant to which we provide our customers, under certain conditions that might change from one customer to another, labor and replacement parts for products that prove to be defective in material or workmanship and which result in the production of biodiesel that does not meet the applicable ASTM D6571 specifications. The warranty does not cover products or parts that are damaged due to accident, misuse, improper or insufficient maintenance, improper operation, and normal wear and tear. Warranty claims are not subject to any dollar limitation for the first year after commissioning, and might be limited for each year thereafter.

Pre-Treatment Process

In August 2014, we introduced, what we believe, is a much better way to pre-treat feedstock for biodiesel production. Most biodiesel facilities pre-treat their feedstock to remove some impurities and reduce or convert the free fatty acid (“FFA”). This process could be expensive and laborious as well as time consuming. Our process which is easy to use and safe allows producers to reduce costs and access lower cost feedstock. We generate revenues by selling the PP-MEC catalyst that is required to make this process work. The catalyst is a consumable that must be purchased on a regular basis. The catalyst is produced by a third party chemical company and is dropped shipped to customers at our direction.

Our Facilities

Sombra Facility

Our Sombra facility is setup with two Denami 3000 processors capable of producing 13.2 mgy of biodiesel and 182 tons of glycerin per year. It is located on a 20.6-acre property near the St. Clair River in Sombra, Ontario. It is close to the border with the United States to which most of the biodiesel produced is expected to be shipped. Sombra is an excellent production location due to its proximity to oil refiners and extensive manufacturing infrastructure, including easy access by road, rail and water. We believe that due to its geographical location, the Sombra facility will play a key role in meeting the regional demand for biodiesel in the United States and in North America.

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

We installed two Denami 3000 processors at the Sombra plant that were favorably tested during full operation for a few days in July 2012. We filed our application for EPA approval on July 21, 2012 and received approval on October 4, 2012. We began commercial operation and formal training of our employees at the Sombra, Ontario facility in November 2012. With further development, the site could accommodate two to four additional Denami 3000 processors.

Mississauga Facility

We operate a biodiesel production, research and development and demonstration facility in Mississauga, Ontario, Canada. The facility utilizes a single Denami 600 processor capable of producing 1.3 mgy of biodiesel. However, since this facility is also used as a demonstration site for the sale of Denami 600 processors, as a test site for various animal and vegetable feedstocks, as well as for research and development, it does not generally operate at full capacity. The facility occupies 6,319 square feet, approximately 40 percent of which is corporate office space and the remaining 60 percent is used for the production of biodiesel. The facility contains six above-ground storage tanks. Five of these tanks have an aggregate capacity of 72,500 gallons of which two tanks are used for feedstocks, two tanks are used for biodiesel and one is used for glycerin. These tanks are located within a spill containment area that has been constructed as a dike-system using concrete block partial walls that are epoxy coated to be impervious to liquids. The last tank is for methanol and has a 11,138 gallon capacity. The methanol tank is separated from the feedstock and product storage within the containment area in a fire rated methanol room. The fire safety room complies with Provincial building and fire codes. We lease the Mississauga facility, but pursuant to the terms of the lease agreement, we own all of the equipment located at, and improvements to, the facility.

The plant is also used to demonstrate our production of biodiesel in an automated and remotely controlled environment and to test the different types of feedstock that could be used by us or our clients to produce biodiesel. The Mississauga facility has been kept idle during 2014 in light of the work being done at our Sombra facility. We expect to restart Mississauga as soon as full capacity is achieved in Sombra.

BQ-9000

In May 2014, we received BQ-9000 Producer and Marketer status from the National Biodiesel Accreditation Commission (NBAC). The National Biodiesel Accreditation Program is a cooperative and voluntary program for the accreditation of producers and marketers of biodiesel fuel called BQ-9000®. The program is a unique combination of the ASTM standard for biodiesel, ASTM D6751, and a quality systems program that includes storage, sampling, testing, blending, shipping, distribution, and fuel management practices.

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

Transportation and Delivery

The Mississauga facility is accessible by road and the Sombra facility is accessible by road and rail, and may in the future be accessible seasonally by barge (the facility is approximately 3,000 feet from the St. Clair River). We intend for the Sombra facility to continue to be supplied by railcar, and have entered into an agreement with CSX Transportation with respect to the connection of our private tracks to CSX’s and CN’s rail lines. We currently have a leased fleet of over 17 rail cars that we use to ship biodiesel and receive oil. At our Mississauga facility, the biodiesel is shipped by truck to Sombra to be transloaded into rail cars.

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

Biodiesel

Sales and marketing of our biodiesel are handled by our in-house sales and marketing team. Our largest customer accounted for 67% of total revenue in 2013 and our two largest customers accounted for 67% and 8% of total revenue in 2014. The sales to these customers were made at spot market prices, and we have no binding agreements covering our production. There are additional potential customers for the biodiesel sold to these three largest customers, including potential customers already in our customer base, and we believe that the loss of one or more of these three customers would not have a material adverse effect on our business. We also sell our biodiesel directly to private fleet users and others who can blend our biodiesel with petroleum based diesel fuels. We expect our current customers or other wholesaler/marketers will sell most of our biodiesel to fuel users and retail locations in the United States and Canada. It is also our intention to approach private fleet users such as trucking companies to maximize market penetration and increase sales.

Our Sombra facility currently sells almost all of its biodiesel into the United States market. Our Mississauga and Sombra facilities are registered with the EPA as Foreign Renewable Fuel Producers under RSF2 which allows for RINs to be generated when our biodiesel is imported into the United States.

Under the Canadian Federal ecoENERGY for Biofuels Program, we received incentives in program years 2013 and 2014 for production at our facilities in the amount of $547,046 and $365,960, respectively. In December 2011, we were approved for incentives under that program for biodiesel produced at our Sombra facility up to its full 13 mgy capacity. The following table outlines the incentive rate per gallon (converted to U.S dollars at the exchange rate in effect on November 30, 2014) for the years 2010 to 2017, when the program is scheduled to end, and the maximum incentive amounts in Canadian dollars that we may receive in the program years 2014-2015 through 2016-2017:

Program Year	2010 / 2011	2011 / 2012	2012 / 2013	2013 / 2014	2014 / 2015	2015 / 2016	2016 / 2017

Incentive Rate Payable	$1.02	$0.82	$0.72	$0.61	$0.26	$0.20	$0.15
Maximum Incentive Payable					For remainder of the program year @ $0.26 per gallon	$2.62 million	$1.75 million

Biodiesel Processors

Sales and marketing of Denami biodiesel processors are handled by our in-house sales and marketing team consisting of two employees headed by our Vice President of Sales and Marketing. Our sales and marketing team use traditional advertising methods to target potential buyers looking to enter the biodiesel production industry or existing producers seeking to expand their production capacity or upgrade their production equipment. We have from time to time advertised in   Biodiesel Magazine and Ethanol Magazine, which are online and offline magazines published by BBI International, Inc. The other method used by our sales and marketing team consists of promoting our product at the National Biodiesel Conference & Expo, held once each year in a different location in the United States. Members of our sales and marketing team are paid salaries and also receive commissions based on the sales they generate. Our target market segment is biodiesel production facilities in the 1.3 mgy to 20 mgy range, which is not addressed by the majority of our competitors, who focus on facilities over 20 mgy. This strategy allows our customers to open production facilities in places that would not support production capacities greater than 20 mgy.

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

Employees

We currently have 23 full-time employees of which five are executive officers, seven are other officers, managers or professional employees, six are production employees, and five are office or clerical employees. Of our employees, 13 work at the Sombra facility. As our production increases at Sombra, we plan to expand to two-shift and three-shift schedules to achieve maximum volume of our operations and then will require approximately five additional full-time employees. None of our employees are unionized. We believe we enjoy good relations with our employees.

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

Biodiesel Quality Testing Procedures

We are required to retain a certificate of analysis for each batch of B100 sold or delivered for at least one year. Natural Resources Canada, the ministry of the government of Canada responsible for natural resources, may examine these records, perform on-site testing or obtain samples of biodiesel from us.

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

There are approximately 10 other biodiesel producers in Canada with a total capacity of approximately 150 mgy. We also compete with a large number of U.S-based biodiesel producers. In the future we will also compete with companies developing and using second-generation biofuels technologies, which may prove less costly to construct and operate and may produce superior biodiesel fuel, including biorefineries that will produce biodiesel from wood fiber. If the input and operational costs for second-generation biofuels technologies are lower or yields are higher, these companies could experience higher margins and it could be more difficult for us to compete with them because our biodiesel may be more expensive to produce.

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

Risks Related to Our Operations and Market

      There is substantial doubt regarding our ability to continue as a going concern

        At November 30, 2014, we had an accumulated deficit of $22,215,415 and significant losses and negative cash flows from operations. In addition, due in large part to the funds spent to develop and build our Sombra facility, we have a working capital deficiency of $1,488,952.  Further, our Sombra facility is now idle because of lack of demand for biodiesel at favorable prices.  When put back into commercial production, we anticipate that our Sombra facility will generate positive cash flow from operations and will operate profitably once a sufficient level of commercial operations is achieved.  However, there is uncertainty that this will occur in the near future so as to enable us to meet our obligations as they come due.  As a result, there is substantial doubt regarding our ability to continue as a going concern.

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

To produce biodiesel we must purchase significant amounts of feedstock. In the past, for our Mississauga plant, we have purchased this feedstock on the spot market and have not entered into fixed price or formula priced contracts with sources of supply. There is risk that adequate supplies of feedstock may not be available to us at affordable costs, particularly for the larger quantities that will be required at our Sombra plant. Increased demand for virgin vegetable oil, used vegetable oil or rendered animal fat either for feedstock or for other uses may increase spot market prices and reduce our ability to enter into supply contracts at prices which will allow us to remain competitive. Bad weather in the Midwestern United States, in the past, has increased the cost of corn and soybeans and may increase the cost of certain biodiesel feedstock in the future, including vegetable oil and animal fat. The impact of the bad weather on the prices of our feedstock is uncertain, but may increase the prices of some or all of our feedstock as the market adjusts to potential higher corn and soybean prices. The availability and price of this feedstock will significantly affect our gross margins. A significant reduction in the quantity of available feedstock or an increase in the prices of feedstock could result in increased costs and adversely affect our cash flow and results of operations.

We have installed a larger version of our Denami processor at our Sombra plant, the performance of which has been assessed during a short period of full-scale operations.

We have installed a larger version of our Denami processor, the Denami 3000, at the Sombra plant. Although the Denami 3000 is based on the same technology as the Denami 600, the Denami 3000  is much larger and operates at a faster flow rate. The larger Denami 3000 has been favorably tested during full scale operation for only a short period of time and we could still experience unexpected problems during sustained operations that might make it difficult to produce quality biodiesel. Potential problems with the Denami 3000 could increase costs, adversely affect our ability to sell our Denami processors, and adversely affect our revenues and results of operations.

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

We have never earned a profit. For the years ended November 30, 2013 and 2014, we reported net losses of approximately $5.65 million and $6.31 million, respectively. As of November 30, 2014, our accumulated deficit was approximately $22.22 million. Investors should consider this history of losses in assessing the likelihood of our operating profitably in the future.

The maximum incentive amount and the incentive rate payable to us under the Canadian federal ecoENERGY for biofuels program will gradually decrease during the term of our agreement with the Canadian government.

Under the Canadian Federal ecoENERGY for Biofuels Program, we received incentives in program years 2013 and 2014 for production at our Mississauga plant in the amount of $547,046 and $365,960, respectively. In December 2011, we were approved for incentives under that program for biodiesel produced at our Sombra facility up to its full 13 mgy capacity. The following table outlines the incentive rate per gallon (converted to U.S dollars at the exchange rate in effect on November 30, 2014) for the years 2010 to 2017, when the program is scheduled to end, and the maximum incentive amounts in Canadian dollars that we may receive in the program years 2014-2015 through 2016-2017:

Program Year	2010 / 2011	2011 / 2012	2012 / 2013	2013 / 2014	2014 / 2015	2015 / 2016	2016 / 2017

Incentive Rate Payable	$1.02	$0.82	$0.72	$0.61	$0.26	$0.20	$0.15
Maximum Incentive Payable					For remainder of the program year @ $0.26 per gallon	$2.62 million	$1.75 million

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

Loss of or reductions in tax incentives for biodiesel production or consumption may have a material adverse effect on revenues and operating margins.

The biodiesel industry has historically been substantially aided by federal and state tax incentives. Prior to RFS2, the biodiesel industry relied principally on these tax incentives to bring the price of biodiesel more in line with the price of petroleum-based diesel fuel to the end user. The most significant tax incentive program has been the federal blenders tax credit (“BTC”). The BTC provided a $1.00 refundable tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel. The BTC came into existence on January 1, 2005, had been continuously reinstated until it expired on December 31, 2009 and was re-enacted in December 2010, retroactively for all of 2010 and prospectively for 2011. The BTC expired again on December 31, 2011 and was again reinstated on January 2, 2013, retroactively for all of 2012 and prospectively for 2013, and expired again December 31, 2013. In December 2014 the BTC was again re-enacted to expire again on December 31, 2014. There is no assurance that it will be reinstated again. Unlike RFS2, the blenders tax credit has a direct effect on federal government spending and could be changed or eliminated as a result of changes in the federal budget policy.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In 2012, we began to perform system and process evaluation and testing of our internal control over financial reporting periodically in order to allow our chief executive officer and our chief financial officer to certify as to the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues. We currently do not have an internal audit group, and continue to evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404, the market price of our stock could decline and we could be subject to sanctions or investigations by the Securities and Exchange Commission, the Nasdaq Capital Market, or other regulatory authorities, which would require additional financial and management resources. In addition, if we are unable to meet filing deadlines for reports required by the Securities Exchange Act, our securities could be delisted from the Nasdaq Capital Market. If our securities were delisted from Nasdaq, trading, if any, in our securities would be conducted in the over the counter market. Consequently, the liquidity and price of our securities could be impaired.

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

Mississauga Facility

We operate a biodiesel production, research and development and demonstration facility in Mississauga, Ontario, Canada. The facility utilizes a single Denami 600 processor capable of producing 1.3 mgy of biodiesel. However, since this facility is also used as a demonstration site for sale of Denami 600 processors, as a test site for various animal and vegetable feedstocks, as well as for research and development, it does not generally operate at full capacity. The facility occupies 6,319 square feet, approximately 40 percent of which is corporate office space and the remaining 60 percent is used for the production of biodiesel. The facility contains six above-ground storage tanks. Five of these tanks have an aggregate capacity of 72,500 gallons of which two tanks are used for feedstocks, two tanks are used for biodiesel and one is used for glycerin. These tanks are located within a spill containment area that has been constructed as a dike-system using concrete block partial walls that are epoxy coated to be impervious to liquids. The last tank is for methanol and has an 11,138 gallon capacity. The methanol tank is separated from the feedstock and product storage within the containment area in a fire rated methanol room. The fire safety room complies with Provincial building and fire codes. We lease the Mississauga facility, but pursuant to the terms of the lease agreement, we own all of the equipment located at, and improvements to, the facility.

The plant is also used to demonstrate our production of biodiesel in an automated and remotely controlled environment and to test the different types of feedstock that could be used by us or our clients to produce biodiesel. A chemist is employed full-time on site to monitor the quality of the biodiesel produced at the Mississauga facility as well as to perform analysis of the raw materials used for the production of biodiesel. The Mississauga facility has been kept idle during 2014 in light of the work being done at our Sombra facility. We expect to restart Mississauga as soon as full capacity is achieved in Sombra.

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

	Sales Price
2014	High	Low

Fourth Quarter	$1.97	$0.80
Third Quarter	$2.40	$1.65
Second Quarter	$4.35	$1.93
First Quarter	$5.50	$2.18

	Sales Price
2013	High	Low

Fourth Quarter	$3.75	$1.90
Third Quarter	$3.17	$1.50
Second Quarter	$4.28	$2.88
First Quarter	$8.19	$3.25

Holders

As of March 11, 2015, we had approximately 136 record holders of our Common Stock and we believe that we have more than 500 round-lot shareholders.

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

Recent Sales of Unregistered Securities

In November 2014, we issued 50,000 shares of Common Stock to a consultant for services rendered.  There were no other sales and issuances of our securities within the fiscal year ended November 30, 2014 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Unless otherwise stated, the sales of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) and 4(a)(5) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The purchasers of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and, other than with respect to the non-transferable options, appropriate legends were placed on the securities issued in these transactions. All purchasers had adequate access, through their relationships with us, to information about our company. The sales of these securities were made without any general solicitation or advertising.

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

Business Overview

We are a renewable energy company that offers an array of products and services to a network of biodiesel fuel producers. We also market and sell in the U.S. and Canada biodiesel fuel produced at our small-scale production and demonstration facility in Mississauga, Ontario, Canada, and at our production facility in Sombra, Ontario, Canada.  The first of two Denami 3000 processors, designed to each produce up to 6.5 million gallons per year, or mgy, of biodiesel, was placed in production in 2013.  In fiscal 2013 we shipped 67 railcars (over 1.7 million gallons) of biodiesel from our Sombra facility and 50 railcars (over 1.3 million gallons) in fiscal 2014. In fiscal 2013 and 2014, our largest source of revenue was from the sale of biodiesel fuel.

Among other services and, from time to time, we sell feedstock to our network of biodiesel producers, sell their output in the U.S. and Canada, provide them with proprietary software used to operate and control their processors, remotely monitor the quality and characteristics of their output, upgrade and repair their processors, and advise them on adjusting their processes to use varying feedstock and improve their output. Through the accumulation of production data from our network, we are equipped to provide consulting services to network members and other producers for operating their facilities, maintaining optimum production and solving production problems. For our network services and the license of our operating and communications software, we receive a royalty from some network members based on the gallons of biodiesel produced.

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

Our Sombra facility is approved by the U.S. Environmental Protection Agency ("EPA") as a Foreign Renewable Fuel Producer and as a result the biodiesel produced at this facility is eligible for export to the United States. Obtaining this approval from the EPA enables us to sell our biodiesel into the U.S., and provides our U.S. importers the ability to generate Renewable Identification Numbers ("RINS"). RINS are used in the U.S. by obligated parties to comply with certain obligations under the Renewable Fuel Standard 2 (“RFS2”). We began commercial operation at the Sombra plant in November 2012.

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

As of November 30, 2014 due in large part to the funds we spent to develop and build our Sombra facility, we had a working capital deficiency of $1,488,952. In addition, during the fiscal year ended November 30, 2014, we incurred a loss of $6,306,476, and had negative cash flow from operations of $5,643,886.

 Factors Influencing Our Results of Operations

The principal factors affecting our results of operations are as follows:

Biodiesel and feedstock price fluctuations

Biodiesel is a low carbon, renewable alternative to petroleum-based diesel fuel and is primarily sold to the end user after it has been blended with petroleum-based diesel fuel. Biodiesel prices have historically been correlated to petroleum-based diesel fuel prices. Accordingly, biodiesel prices have generally been affected by the same factors that affect petroleum prices, such as worldwide economic conditions, wars and other political events, OPEC production quotas, changes in refining capacity and natural disasters. Recently enacted government requirements and incentive programs, such as RFS2 and the blenders' tax credit, which expired on December 31, 2014, have reduced this correlation, although it remains a significant factor in the market price of our product.

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

On July 1, 2010, RFS2 was implemented, stipulating volume requirements for the amount of biomass-based diesel that must be utilized in the United States each year. Under RFS2, obligated parties, including petroleum refiners and fuel importers, must show compliance with these standards. The RFS2 program required the domestic use of 800 million gallons of biodiesel in 2011, one billion gallons in 2012 and 1.28 billion gallons in 2013. The 2014 quantity was set at 1.7 billion gallons under RSF2 but as of February 2015 the EPA is considering keeping the 2014 and 2015 quantity at 1.28 billion gallons. We believe that the EPA will announce the 2014, 2015 and 2016 RVO’s for biodiesel in early 2015 but the announcement could be later.

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

Dependence on significant customers

A large part of our revenue is generated from a few large customers. The sales to these customers are made at spot market prices, and we have no binding purchase agreements for our biodiesel, which could affect the consistency of our revenues. Potential customers for biodiesel regularly bid for biodiesel in the spot market at prices that are quoted on a daily basis. As a matter of convenience, we prefer to deal with customers with whom we have had a past relationship, although the specific customers to whom we sell have varied over time. The loss of one or more customers who have been among our largest customers historically would not have a material adverse effect on our business because we believe that a customer or customers could be replaced by one or more new customers regularly bidding for biodiesel, and we believe this will continue to be the case. For example, in the year ended November 30, 2014, one new major customer accounted for 8% of our total revenue and our largest customer in the year ended November 30, 2013 remained steady at 67% of total revenue in fiscal 2014.

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

Components of Revenue and Expense

Revenue

We derive revenues primarily from the sale of biodiesel. We also derive revenue from several other related sources. The following table lists our revenue sources by amount and their respective percentages of total revenue for the years ended November 30, 2013 and 2014:

	For the Year Ended November 30, 2013		For the Year Ended November 30, 2014
	$	%	$	%
Biodiesel sales
Resales	1,525,248	17.2	154,406	2.8
Internal production	6,268,173	70.6	4,550,515	83.5
Feedstock sales	320,585	3.6	185,739	3.4
Glycerin sales	111,507	1.3	96,982	1.8
Equipment sales	7,567	0.1	1,592	0.0
Government incentive	547,046	6.2	365,961	6.7
Royalties	33,045	0.4	33,382	0.6
Other	56,767	0.6	63,302	1.2

	8,869,938	100.0%	5,451,879	100.0%

The following factors may significantly affect our revenues in any fiscal period:

●
Revenue from the sale of biodiesel, excluding government incentives, includes biodiesel purchased from third-party producers in Canada. The sale price of our biodiesel to our customers is influenced by several factors and is generally based upon the posted price for B100 biodiesel, including the value of the RINs and the blender’s tax credit, by companies such as The Jacobsen and Argus Media Ltd., providers of price assessments and business intelligence. Our sale price is also affected by the posted rates for NYMEX Heating Oil plus the value of the RINs and a negotiated premium or discount that reflects market conditions at the time of the transaction.

●	Revenue from feedstock sales is derived from the sale of feedstock, methanol, catalyst, resin and shipping charges to third party biodiesel producers in Canada.

●	Revenue from equipment sales includes sale of the Denami 600 biodiesel processors and other smaller equipment related to the production of biodiesel.

●
We receive government incentive payments under Natural Resources Canada’s ecoENERGY for Biofuels Program for qualified sales of biodiesel produced at our Mississauga, Ontario, facility. Our Sombra facility has also been approved to receive the government incentive, and we expect our revenue from the government incentive to increase as we increase production at our Sombra facility. Sales of biodiesel to the United States, Canada and elsewhere qualify under the program. For the years ended November 30, 2013 and 2014, we claimed $547,000 and $365,960, respectively, as an incentive from the Canadian Government for production at our facilities. The ecoENERGY incentive is recognized as revenue when the right to receive is established upon production and sale of the biodiesel.

●
Revenue from royalties was derived from the two customers that purchased our Denami 600 processors in fiscal 2010. Royalties for the year ended November 30, 2013 and 2014 were $33,000 and $33,000, respectively. Royalties are recognized on an accrual basis in accordance with the Sales and Licensing Agreement for the biodiesel processing equipment. The royalty is charged on gallons of biodiesel produced by our customers using our biodiesel processing equipment.

●	Other revenue includes sales of glycerin, a by-product of biodiesel production, consulting fees, rental income, training grants and miscellaneous other fees charged to our customers.

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

Results of Operations

Fiscal Year ended November 30, 2013 compared to fiscal year ended November 30, 2014

Revenue. Our total revenues for the fiscal year ended November 30, 2013 and 2014 were $8.9 million and $5.5 million, respectively, representing a decrease of $3.42 million, or 39%. The reasons for this decrease are outlined below.

      Biodiesel.  Data from our biodiesel sales is as follows:

	Fiscal Year Ended November 30, 2013	Fiscal Year Ended November 30, 2014	$ Change	% Change
Biodiesel Sales:
-Resales	$1,525,248	$154,406	$(1,370,842)	(90%)
-Internal production	$6,268,173	$4,550,515	$(1,717,658)	(27%)
	$7,793,421	$4,704,921	$(3,088,500)	(40%)

Average Biodiesel Sales Price	$4.40	$3.57	$(0.83)	(19%)

Gallons Sold:
-Resales	348,000	33,000	(315,000)	(91%)
-Internal production	1,422,000	1,285,000	(137,000)	(10%)
	1,770,000	1,318,000	(452,000)	(26%)

      The overall decrease in revenue from the sales of our biodiesel and the resales of biodiesel purchased from others was primarily due to a very low demand as a result of the expiration of the BTC on December 31, 2013 which, combined with an extremely cold winter, reduced the demand for biodiesel in the first half of 2014. Furthermore, the delay, by the EPA, in establishing the 2014 RVOs greatly affected the demand for biodiesel for this year. According to the National Biodiesel Board (“NBB”), 57% of their biodiesel producing members were not producing as of early June 2014. Subsequent to year end on December 19, 2014 the BTC was reinstated retroactively to January 1, 2014.

Feedstock. For the fiscal year ended November 30, 2013 and 2014, feedstock sales were $320,600 and $185,740, respectively, a decrease of $134,860, or 42%. In the more recent period, with some variations in quantities, we were able to source additional feedstock as well as other products related to the production of biodiesel on the spot market that we resold immediately to our customers in Canada at a profit. We intend to continue with this strategy as opportunities arise to generate additional profit.

Glycerin. For the fiscal year ended November 30, 2013 and 2014, Glycerin sales were $111,500 and $96,980, respectively, a decrease of $14,520 or 13%. This decrease was as a result of the decreased internal production of glycerin from our Sombra facility, which is a byproduct of our biodiesel production.

Government incentives. For the fiscal year ended November 30, 2013 and 2014 we recognized $547,000 and $365,960, respectively, as incentive claims from the Canadian Government. This decrease of $181,040 or 33% was due to the decrease of internal production at Sombra site as a result of lower demand.

Equipment sales. For the fiscal year ended November 30, 2013 and 2014, equipment sales were $7,600 and $1,600, respectively, a decrease of $6,000 or 79%.  This fluctuation is immaterial.

Royalties. Royalties for the fiscal year ended November 30, 2013 and 2014 were $33,000 and $33,400, an increase of $400. This fluctuation is immaterial.

Other. Other revenue includes sales of consulting services, delivery charges, lab and shop supplies, storage and rental income and training grants. Other revenue for the fiscal year ended November 30, 2013 and 2014 was $56,800 and $63,300, respectively, an increase of $6,500, or 11%, an insignificant fluctuation.

Cost of goods sold. Our cost of goods sold for the fiscal year ended November 30, 2013 and 2014 were $8.33 million and $5.49 million, respectively, a decrease of $2.84 million, or 34%. This decrease was primarily due to decrease in costs associated with the decreased quantity of biodiesel sold in the fiscal year ended November 30, 2014.

       Biodiesel cost of goods sold. Data for the biodiesel cost of goods sold is as follows:

	Fiscal Year Ended November 30, 2013	Fiscal Year Ended November 30, 2014	$ Change	% Change
Biodiesel Cost of Goods Sold:
-Resales	$1,455,292	$133,919	$(1,321,373)	(91%)
-Internal production	$5,746,264	$4,743,875	$(1,002,389)	(17%)
	$7,201,556	$4,877,794	$(2,323,762)	(32%)

Average Feedstock Price:	$4.04	$3.70	$(0.34)	(8.4%)
Average Biodiesel Purchase price from third parties	$4.18	$4.05	(0.13)	(3.1%

Gallons Sold:
-Resales	348,000	33,000	(315,000)	(91%)
-Internal production	1,422,000	1,285,000	(137,000)	(10%)
	1,770,000	1,318,000	(452,000)	(26%)

The overall decrease in biodiesel cost of goods sold was as a result of the decrease in the sales volume in the current fiscal year.  We produced over 1,225,000 gallons of biodiesel at our Sombra facility in the last two quarters of the fiscal year. However, while that was a record high level of production for five months, it was still substantially below capacity and resulted in significant under-utilization of our Sombra plant resulting in negative gross profit and a net loss.  Continued production at higher levels should result in improved future financial results.  This could be attainable in fiscal 2015 as a result of an increase in the price of RIN’s in early January which compensates for the non- reinstatement of the BTC for 2015.

If the average feedstock price and the price paid for biodiesel purchased from other biodiesel producers in Canada remained constant from the fiscal year ended November 30, 2013 to the end of the same period in 2014, the decrease in gallons of biodiesel sold would have resulted in a $1,869,537 decrease in the related biodiesel cost of goods sold. The decrease in average feedstock prices from the fiscal year ended November 30, 2013 to the end of the same period in 2014 resulted in $450,506 of the decrease in biodiesel cost of goods sold and the lower price paid for biodiesel purchased from others resulted in $3,719 of this decrease.

All other costs of goods sold, excluding biodiesel cost of goods sold, for the fiscal year ended November 30, 2013 and November 30, 2014 were $1.129 million and $611,000, respectively. The decrease was due lower production and operations in fiscal 2014.  Fiscal year 2013, had a one-time charge for the write off of oil processing equipment of $115,600

Selling, general and administrative expenses. Our selling, general and administrative expenses for the fiscal year ended November 30, 2013 and 2014 were $5.67 million and $5.78 million, respectively, an increase of $111,300, or 2%. The increase in the more recent period was mainly related to an increase in professional fees of $646,000 due to investor relations consulting services, board of director’s fees, higher audit fees and an increase of $67,000 in equipment rentals due to an increase in rental fees.  This increase was offset by but not limited to a decrease in salaries and wages of $368,000 due to layoffs, decrease in utilities of $113,000 due to lower production, decrease in discretionary expenses such as travel and meals of $72,000 and decrease in office and general of $48,000.

Other income (expenses). Other expenses were $525,000 and $493,000 for the fiscal years ended November 30, 2013 and 2014, respectively. These amounts relate to interest accruals on promissory notes and interest payments on our outstanding term loans.  The decrease in interest expense was due to a decrease in interest rate on our term loan from 23% in 2013 to 12% in the same period in 2014.

Income taxes. No income tax expense or benefit was recorded during the fiscal year ended November 30, 2013 and November 30, 2014 due to ongoing taxable losses.  As of November 30, 2014, we were not subject to any uncertain tax exposures.

Net loss. Our net loss for the fiscal year ended November 30, 2013 was $5.65 million and increased by $655,000 to $6.31 million for the fiscal year ended November 30, 2014 due primarily to the $3.42 million decrease in revenue and $111,300 increase in selling, general, administrative expenses. The increase in these costs was offset by a decrease of $2.84 million in cost of sales.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations was financed through the sale of our capital stock. At November 30, 2013 and November 30, 2014, we had cash and cash equivalents of approximately $174,100 and $65,650, respectively.

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

On July 12, 2013, Methes Canada entered into a term loan facility agreement with a lender (the “Agreement”) pursuant to which Methes Canada borrowed $1,540,640 ($1,600,000 CAD) for a term of 12 months at an interest rate of 12% per annum (the “July 2013 Facility”). Under the terms of the Agreement, interest is payable monthly and outstanding principal is due at maturity. Outstanding principal would be prepayable after six months upon 30 days’ notice and payment of a penalty equal to one-month's interest. The July 2013 Facility is collateralized by a security agreement from Methes Canada on certain of its assets except for accounts receivable and inventory and a first collateral mortgage on its real property located at Sombra, Ontario.  The July 2013 Facility prohibits payment of debt owed by us to certain of our stockholders, a director and an unrelated Corporation (see note 9 and 10) during the life of the facility and contains other customary debt covenants.  During the quarter ended August 31, 2014, we made a partial payment of $227,875 against the principal outstanding on the July 2013 Facility.

On August 28, 2014, we entered into a feedstock credit facility with a major provider of credit to the renewable fuels industry (the “Lender”), which will provide us all the feedstock that is required to run at full current capacity and allow us to fulfill future orders for biodiesel from customers that have been approved by the credit department of the Lender (the “Feedstock Credit Facility”).  The facility bears interest at 5% per annum. The facility will initiate upon payment by us of a $400,000 deposit that is required as collateral for the feedstock. As at November 30, 2014 the deposit had not been made.

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the fiscal year ended November 30, 2013 and 2014:

	(Amounts rounded to nearest thousands) Fiscal Year Ended November 30,
	2013	2014

Net cash flows used in operating activities	$(4,135)	$(5,619)
Net cash flows used in investing activities	(390)	(115)
Net cash flows provided by financing activities	4,296	5,625
Net change in cash and cash equivalents	(229)	(108)
Cash and cash equivalents, end of period	$174	$66

Operating activities. The net cash used in operating activities was $4.1 million for the fiscal year ended November 30, 2013. For the fiscal year ended November 30, 2013, the net loss was $5.65 million, which includes total non-cash charges for depreciation, amortization, stock compensation expense, and unrealized foreign exchange gain of $120,966, deferred financing fees amortization, accrued interest expense and bad debts. The net cash used in operating activities included a net working capital increase of $625,500. The working capital increase was a result of a decrease in inventories of $280,100, an increase in accounts payable and accrued liabilities of $1,215,200, and an increase in customer deposits of 8,200, offset by an increase in accounts receivable of $877,500 and an increase in prepaid expenses and deposits of $600. The net result was cash used in operations of $4.135 million.

The net cash used in operating activities was $5.64 million for the fiscal year ended November 30, 2014. For the fiscal year ended November 30, 2014, the net loss was $6.31 million, which includes total non-cash charges for depreciation, amortization, stock compensation expense, and unrealized foreign exchange gain of $107,907, deferred financing fees amortization, accrued interest expense, bad debts, issuance of common stock/unit for consulting services and unrealized loss on call options. The net cash used in operating activities included a net working capital decrease of $676,000. The working capital decrease was a result of a decrease in accounts payable and accrued liabilities of $2,129,250, offset by a decrease in accounts receivable of $871,500, decrease in inventories of $390,400, decrease in prepaid expenses and deposits of $43,300, decrease in deposits and employee loan of $11,500 and increase in customer deposits of $136,450. The net result was cash used in operations of $5.64 million. Our current operating cash requirement is approximately $232,000 per month. However, once our Sombra facility commences full-scale production, we expect to generate positive cash flow from operations.

Days' sales outstanding increased from 30 days for the fiscal year ended November 30, 2013 to 47 days for the fiscal year ended November 30, 2014 as a result of slow paying customers.

Inventory turnover was 8 times for the fiscal year ended November 30, 2013 and 9 times for the fiscal year ended November 30, 2014 as a result of utilizing feedstock credit facility in the last six months of the year.

Investing activities. Net cash used in investing activities for the fiscal year ended November 30, 2013 was $390,700, consisting of additions to property, plant and equipment, mainly representing costs related to our Sombra facility. Net cash used in investing activities for the fiscal year ended November 30, 2014 was $90,027 consisting of additions to property, plant and equipment at Sombra facility and additions to short term investments.

Financing activities. Net cash provided by financing activities for the fiscal year ended November 30, 2013 was $6.37 million, which included financing from credit facility of $1.02 million, advances of short term loans of $2 million, repayments of short term loans of $1.44 million, advances from related parties of $692,000, repayments to related parties of $143,000, deferred financing fees of $71,200 and cash proceeds received from issuance of Common Stock and Preferred Stock of $2.31 million. Net cash provided by financing activities for the fiscal year ended November 30, 2014 was $5.63 million, which included repayment of credit facility of $1.02 million, repayments of short term loans of $497,000, advances from related parties of $80,000, repayments to related parties of $34,000, advances from long term related party loans of $212,000 and cash proceeds received from issuance of Common Stock of $6.93 million.

As of November 30, 2014, due in large part to the funds spent to develop and build our Sombra facility, we had a working capital deficiency of $1,488,952. In addition, during the fiscal year ended November 30, 2014, we incurred a net loss of $6.31 million and had negative cash flow from operations of $5.64 million.

Capital Expenditures. We have expended $8.49 million to purchase our Sombra facility, retrofit that facility and equip it so it can begin full scale production of biodiesel. These funds were expended as follows: $2.03 million for the original purchase price of the facility; $1.56 million for the costs of retrofitting and $4.88 million for Denami 3000 processors, storage tanks and other production equipment.

Future commitments.  We otherwise have no material commitments for future capital expenditures.

At November 30, 2014, we had an accumulated deficit of $22,215,415 and significant losses and negative cash flows from operations. In addition, due in large part to the funds spent to develop and build our Sombra facility, we have a working capital deficiency of $1,488,952.  Further, our Sombra facility is now idle because of lack of demand for biodiesel at favorable prices.  When put back into commercial production, we anticipate that our Sombra facility will generate positive cash flow from operations and will operate profitably once a sufficient level of commercial operations is achieved.  However, there is uncertainty that this will occur in the near future so as to enable us to meet our obligations as they come due.  As a result, there is substantial doubt regarding our ability to continue as a going concern.  We may require additional financing to fund our operations, which may not be available at acceptable terms or at all.  We plan on utilizing the existing feedstock credit facility once Sombra recommences commercial operations and finalizing the terms of the Technology Licensing Agreement, as described in subsequent events below (and in Note 21 to the audited consolidated financial statements filed with this Annual Report on Form 10K).

Subsequent Events

On December 19, 2014, the Blenders Tax Credit (the “BTC”) was reinstated retroactively to January 2014. Accordingly, the Company expects to receive its negotiated share of the BTC on applicable sales invoices issued to customers during fiscal 2014. As of the end of fiscal 2014 the amount of the BTC that the Company will receive from customers is approximately $894,000. This amount will be recognized in the first quarter of fiscal 2015.

On December 24, 2014, the Natural Resources of Canada terminated the Contribution Agreement for the Mississauga facility under the ecoENERGY for Biofuels program as the facility was not being used to meet the minimum production requirement.

On January 19, 2015, the Company signed a Technology Licensing Agreement with a U.S. based entity (the “Licensee”).  Under this agreement, the Company will provide to the licensee a 99 year non-exclusive license to use Methes’ design and software for a 3,000 liter per hour biodiesel processor to manufacture biodiesel processors for its own projects in the United States. The Company will receive a $4 million upfront cash payment and will be entitled to an additional $100,000 for each of the first 40 units manufactured and installed by the Licensee. Final terms and actual date of the payment have not yet been resolved.

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

Impairment of Long-Lived Assets and Certain Identifiable Intangibles

We review long-lived assets, including property, plant and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If impairment exists based on expected future undiscounted cash flows, an impairment loss is recognized. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset, typically based on discounted future cash flows. Fair value is determined by management estimates using discounted cash flow calculations. The estimate of cash flows arising from the future use of the asset that are used in the impairment analysis is a critical accounting estimate because it requires judgment regarding what we would expect to recover from the future use of the asset. Significant assumptions used by management in the undiscounted cash flow analysis include the projected demand for biodiesel based on annual renewable fuel volume obligations under RFS2, our capacity to meet that demand, the market price of biodiesel and the cost of feedstock used in the manufacturing process. Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction in net income in the affected period. We have assessed the Company’s long-lived assets and definite-lived intangible assets and have determined that there was no impairment in their carrying amounts at November 30, 2013 and 2014.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Potential tax benefits from net operating losses and foreign tax credit carry forwards are not recognized by the Company until their realization is more likely than not. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. We have determined that there were no tax exposures at November 30, 2013 and 2014.

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

Emerging Growth Company (EGC)

The Company is an EGC pursuant to Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under Section 102(b) of the JOBS Act, the Company has elected to apply any new or revised financial accounting standard on the same date a company that is not an issuer is required to apply the new or revised accounting standard, if the standard applies to a non-issuer. If the new or revised accounting standard does not apply to a non-issuer, then the Company will apply it according to the transition provisions for a non-EGC. As a result of our election to be treated as an emerging growth company, our financial statements may not be comparable to those of companies that comply with public company effective dates for the adoption of new accounting standards. The Company’s election to use the extended transition period for complying with new or revised accounting standards under Section 102(b) of the JOBS Act had no impact on the consolidated financial statements as of November 30, 2014.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended November 30, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 MANAGEMENT

Directors and Executive Officers

The following table sets forth the names, ages at March 11, 2015 and principal positions of our directors and executive officers.

Name	Age	Position with the Company	Director Since

Michel G. Laporte,	51	Chairman, Chief Executive Officer and Treasurer	2007
Han Swoong (Nicholas) Ng	39	President*
Johann (John) Loewen	39	Vice President of Operations*
Edward A. Stoltenberg	75	Chief Financial Officer and Secretary
Steven Anthony	56	Vice President of Sales and Marketing*
Afrin Shams	38	Chief Accounting Officer*
Kebir Ratnani	64	Director	2008
John Pappain	77	Director	2012
Perichiyappan Senthilnathan	63	Director	2012
Anthony T. Williams	68	Director	2012

*These officers also hold the same positions at our wholly owned subsidiary, Methes Canada and receive all of their cash compensation from that entity.

The principal occupation and business experience for at least the last five years for each director and executive officer is set forth below.

Michel G. Laporte has served as our Chairman, Chief Executive Officer, Treasurer and Secretary since June 2007. Mr. Laporte also served as President, Chief Executive Officer and Director of ForceField Energy Inc., a distributor and provider of LED lighting products and a NASDAQ listed company, from March 2009 to December 2010, and provides ongoing consulting services to World Asset Management Inc. We believe Mr. Laporte is qualified to serve as a director because of his demonstrated leadership skills as our Chief Executive Officer since 2007, his senior executive experience with public corporations and his extensive background and experience in international transactions.

Edward A. Stoltenberg has served as our Chief Financial Officer since November 2011. Prior thereto, and since 1999, Mr. Stoltenberg was a Managing Director of Phoenix Financial Services LLC, an investment banking firm, which provides financial services to middle market public and private companies.  From March 2007 to July 2013, Mr. Stoltenberg was a Director of Converted Organics Inc., a NASDAQ listed company, a manufacturer of organic fertilizer. Mr. Stoltenberg is a certified public accountant. He holds a B.A. from Ohio Wesleyan University and an M.B.A. from the University of Michigan.

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

Afrin Shams has served as our Chief Accounting Officer since May 2010. Prior thereto from February 2008, Ms. Shams was a Senior Staff Accountant with Sloan Partners, LLP a Chartered Accounting Firm, where she managed audits, reviews and compilations in various industries. From September 2005 to February 1, 2008, she was employed as a staff accountant at Vottero Fremes McGrath Yee, a chartered accounting firm. Ms. Shams is a Chartered Professional Accountant.

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

Audit Committee. The audit committee oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with auditors and audits of financial statements.  Specifically, the audit committee’s responsibilities include the following:

●	selecting, hiring and terminating our independent auditors;
●	evaluating the qualifications, independence and performance of our independent auditors;
●	approving the audit and non-audit services to be performed by the independent auditors;
●	reviewing the design, implementation and adequacy and effectiveness of our internal controls and critical accounting policies:
●	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and other accounting matters;
●	reviewing with management and our independent auditors, any earnings announcements and other public announcements regarding our results of operations; and
●	overseeing the preparation of the report that the SEC requires in our annual proxy statement.

Mr. Williams is chairman of the audit committee and the other members of the audit committee are Messrs. Pappain and Senthilnathan. The board has determined that Mr. Williams is qualified to be an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and all audit committee members will be qualified to be “independent” for purposes of Nasdaq listing standards and Rule 10A-3(b) under the Exchange Act.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Exchange Act, our directors, officers and beneficial owners of more than 10% of our Common Stock are required to report their beneficial ownership of Common Stock and any changes in that ownership to the SEC. Officers, directors, and greater-than-10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors, and greater-than-10% stockholders were complied with during the fiscal year ended November 30, 2014.

CODE OF ETHICS

We maintain a Code of Ethics to provide guidance on sustaining our commitment to high ethical standards. The code applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This Code of Ethics is posted on our website at www.methes.com.

ITEM 11.   EXECUTIVE COMPENSATION

 Summary of Compensation

For the year ended November 30, 2014, Michel G. Laporte, our chairman and chief executive officer was paid total compensation of $60,000 and no other executive officer received compensation in excess of $100,000. For the year ended November 30, 2013, Michel G. Laporte was paid total compensation of $50,000 and no other executive officer received compensation in excess of $100,000.

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

Outstanding Equity Awards at Fiscal-Year End

The following table details all outstanding equity awards held by Mr. Laporte at November 30, 2014:

	Outstanding Equity Awards at Fiscal Year-End
	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#) (2)	Market Value of Shares or Units of Stock that have not vested ($)(3)

Michel Laporte	52,151	3.84	12/4/2019	-	-

(1)  Consists of stock option grants awarded under the 2008 Plan (described below) at fair market value on the date of grant.

Director Compensation

The following table presents information relating total compensation for our Independent Directors for the fiscal year ended November 30, 2014.

Name	Fees Earned or Paid in Cash	Option Awards(1)	All Other Compensation	Total
John Pappain (2)	$10,000	$58,435	$—	$68,435
Kebir Ratnani (2)	10,000	58,435	—	68,435
Perichiyappan Senthilnathan (2)	10,000	58,435	—	68,435
Anthony T. Williams (2)	10,000	58,435	—	68,435

(1)	The 2014 expense as calculated for a stock option grant covering 20,000 shares of our Common Stock in accordance with FASB ASC 718.

(2)
At November 30, 2014: (i) Mr. Pappain held an option exercisable for 20,000 shares at an exercise price of $3.94 per share; (ii) Mr. Ratnani held options exercisable for an aggregate of 52,593 shares at exercise prices ranging from $3.84 to $3.94 per share; (iii) Mr. Senthilnathan held options exercisable for an aggregate of 26,518 shares at exercise prices ranging from $3.84 to $3.94 per share; and (iv) Mr. Williams held options exercisable for 20,000 shares at an exercise price of $3.94 per share.  The number of shares to be acquired upon exercise assumes that the options were fully exercisable at November 30, 2014.

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

The following table sets forth the information about our Plans as of November 30, 2014:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	432,034	$3.94	359,100

Equity compensation plans not approved by stockholders (1)	237,694	$3.38	Not Applicable

 (1) Consist of compensatory warrants issued to the managing underwriter in our IPO and to the placement agents in our various private placements since our IPO (“Placement Agent Warrants”). See Note 14 to the audited consolidated financial statements filed with this Annual Report on Form 10K for a description of the Placement Agent Warrants.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 11, 2015 regarding the beneficial ownership of our Common Stock by (i) our named executive officer, (ii) each of our directors, (iii) each person we know to beneficially own more than 5% of our outstanding Common Stock, and (iv) all directors and executive officers of Methes as a group. All shares of our Common Stock shown in the table reflect sole voting and investment power. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire presently or within 60 days of March 11, 2015 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder. All percentages computed based on 11,510,431 shares of Common Stock outstanding as of March 11, 2015.

Name and address of beneficial owner	Common Shares Beneficially Owned		Percent of Common Shares Beneficially Owned

Directors and Named Executive Officers
Michel G. Laporte	821,205	(1)	7.1%
John Pappain	26,518	(2)	*
Kebir Ratnani	52,594	(3)	*
Perichiyappan Senthilnathan	26,518	(4)	*
Anthony T. Williams	23,000	(5)	*

All directors and executive officers as a group(10 persons)	1,981,094	(6)	16.7%

*Less than 1%
(1) Includes 52,151 shares of Common Stock underlying options.
(2) Consists of 20,000 shares of Common Stock underlying options and 6,518 shares of Common Stock held by Terrajay Holdings Inc., in which Mr. Pappain holds a controlling interest.
(3) Consists of 52,594 shares of Common Stock underlying options.
(4) Consists of 26,518 shares of Common Stock underlying options.
(5) Includes: (1) 20,000 shares of Common Stock underlying options; (ii) 1,000 shares of Common Stock underlying Class A warrants, each to purchase one share at an exercise price of $7.50; and (iii) 1,000 shares of Common Stock underlying Class B warrants, each to purchase one share at an exercise price of $10.00.
(6) Includes 324,336 shares underlying options and warrants beneficially owned by all directors and executive officers as a group.

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

Related Person Transactions

In January 2011, Methes borrowed $150,000 from Michel G. Laporte pursuant to a demand note bearing interest at 8% per annum. As of November 30, 2014, the balance owed on this note including interest was approximately $196,000. Mr. Laporte is the Chairman and Chief Executive Officer of Methes.  This outstanding note including interest is not due until April 2016.

In fiscal year 2013, Methes borrowed a total of $623,000 from Michel G. Laporte pursuant to a demand note bearing interest at 8% per annum.  As of November 30, 2013, a total principal amount of $110,000 was repaid and the balance owed on this note including interest was approximately $576,000.  These outstanding notes including interests are not due until April 2016.

In fiscal year 2014, Methes borrowed a total of $80,000 from Michel G. Laporte pursuant to a demand note bearing interest at 8% per annum.  As of November 30, 2014 and the balance owed on this note including interest was approximately $81,000.  This note including interest is due on demand.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Disclosure about Fees

The following table shows the aggregate fees that we paid or accrued for the audit and other services provided by MNP LLP, our independent registered public accountants, for fiscal years 2014 and 2013:

	2014	2013
Audit fees	$141,071	$128,825
Audit related fees	—	—
Tax fees	—	3,640
All other fees	—	—
Total fees	$141,071	$132,465

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

     1. Financial Statements. The following financial statements and the report of Methes’ independent auditor thereon, are filed herewith.

1.	Report of Independent Registered Public Accounting Firm
2.	Consolidated Balance Sheets as of November 30, 2014 and 2013
3.	Consolidated Statements of Operations for the years ended November 30, 2014 and 2013
4.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended November 30, 2014 and 2013
5.	Consolidated Statements of Cash Flows for the years ended November 30, 2014 and 2013
6.	Notes to Consolidated Financial Statements

     2. Financial Statement Schedules.

     None.

     3.Exhibits Incorporated by Reference or Filed with this Report.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Methes Energies International Ltd. filed on July 6, 2012(2)
3.1(a)	Certificate of Designation of Series A-1 10% Cumulative Convertible Preferred Stock filed on September 17, 2013 (9)
3.1(b)	Certificate of Correction to the Series A-1 Certificate of Designation filed on November 20, 2013(11)
3.1(c)	Certificate of Designation of Series A-2 10% Cumulative Convertible Preferred Stock filed on November 20, 2013(11)
3.2	2012 Amended and Restated Bylaws(1)
4.1	Specimen stock certificate(1)
4.2	Form of warrant agreement, including form of Class A and Class B warrants(4)
4.3	Specimen unit certificate(1)
4.4	Form of representative’s warrant(4)
4.5	Form of warrant agreement issued in the November Offering and the January Offering for 65,189 and 26,075 shares of Common Stock, respectively, at an exercise price of $7.67 per share(1)
4.6	Final Form of Placement Agent Warrant issued in the February 2013 Private Placement (5)
4.7	Promissory Note, dated July 11, 2013, in the principal amount of $1,536,000 (CDN$1,600,000), bearing interest at the rate of 12.0% per annum issued to 1730636 Ontario Limited (7)
4.8	Demand Grid Promissory Note issued to BridgingFactor Inc. dated August 13, 2013 (8)
4.9	Form of Warrant Agreement issued in the Common Stock Unit Offering (10)
10.1	Amended and Restated 2008 Directors, Officers and Employees Stock Option Plan(1)
10.2	2012 Directors, Officers and Employees Stock Option Plan(1)
10.3	Form of Non-Statutory Stock Option Agreement(1)
10.4	Form of Incentive Stock Option Agreement(1)
10.5	Form of 8% Demand Note made by the Company to World Asset Management, Inc. in the aggregate principal amount of $1,280,000; and Michael G. Laporte in the amount of $150,000(1)
10.5(i)	Commitment by noteholders to defer payment on Demand Notes(4)
10.6	Lease Agreement dated November 5, 2007, by and between Methes Energies Canada Inc. and The Erin Mills Development Corporation(1)
10.7	Non-Repayable Contribution Agreement dated February 9, 2009, by and between Methes Energies Canada Inc. and Canada(1)
10.8	Non-Repayable Contribution Agreement dated December 6, 2011, by and between Methes Energies Canada Inc. and Canada(1)
10.9	Promissory Notes from Methes to World Asset Management each in the amount of $500,000 and dated March 12 and April 26, 2012(2)
10.10	Letter re Term Loan Facility between Methes Energies Canada, Inc. and TCE Capital Corporation dated June 12, 2012(2)
10.11	Exclusive Marketing Agreement dated as of August 27, 2012 between Methes Energies Canada, Inc. and Turnkey Modular Systems, Inc.(3)
10.12	Form of Non-Statutory Stock Option Agreement under the 2012 Directors, Officers and Employees Stock Option Plan (7)

10.13	Form of Incentive Stock Option Agreement under the 2012 Directors, Officers and Employees Stock Option Plan(7)
10.14	Term Loan Facility Agreement between Methes Energies Canada, Inc. and 1730636 Ontario Limited, dated June 24, 2013 (7)
10.15	Security Agreement, dated July 11, 2013, between Methes Energies Canada, Inc. and 1730636 Ontario Limited securing the July 2013 Note (7)
10.16	Collateral Mortgage on the real property located at Sombra, Ontario securing the July 2013 Note (7)
10.17	Master Factoring Agreement between Methes Energies Canada, Inc. and BridgingFactor Inc. dated August 13, 2013 (8)
10.18	Security Agreement, dated August 13, 2013, between Methes Energies International Ltd. and BridgingFactor Inc. (8)
10.19	Security Agreement, dated August 13, 2013, between Methes Energies USA Ltd. and BridgingFactor Inc. (8)
10.20	Final Form of Technology License Agreement between Methes Canada and the Licensee, dated as of January 19, 2015 (12)
14.1	Code of Ethics (6)
21.1	Subsidiaries of Methes Energies International Ltd.(1)
23.1	Consent of MNP LLP*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*     Filed herewith.

** Furnished with this report in accordance with Item 601 (32)(ii) of Regulation S-K.

(1)	Filed as an exhibit to our Registration Statement on Form S-1 (SEC No. 333-182302) on June 22, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment #1 to our Registration Statement on Form S-1 (SEC No. 333-182302) on August 14, 2012 and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment #2 to our Registration Statement on Form S-1 (SEC No. 333-182302) on August 30, 2012 and incorporated herein by reference.
(4)	Filed as an exhibit to Amendment #4 to our Registration Statement on Form S-1 (SEC No. 333-182302) on October 5, 2012 and incorporated herein by reference.
(5)	Filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2013 and incorporated herein by reference.
(6)	Filed as Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2012 and incorporated herein by reference.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 and incorporated herein by reference.
(8)	Filed on August 20, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2013 and incorporated herein by reference.
(10)	Filed on December 26, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(11)	Filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended November 30, 2013 and incorporated herein by reference.
(12)	Filed on January 23, 2015 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Methes Energies International Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METHES ENERGIES INTERNATIONAL LTD.

Date: March 11, 2015	By:	/s/ Michel G. Laporte
Michel G. Laporte - Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Methes Energies International Ltd. and in the capacities indicated on this 11th day of March 2015.

Signature	Title

/s/ Michel G. Laporte	Chairman and Chief Executive Officer
Michel G. Laporte	(Principal Executive Officer)

/s/ Edward A. Stoltenberg	Chief Financial Officer
Edward A. Stoltenberg	(Principal Financial and Accounting Officer)

/s/ Kebir Ratnani	Director
Kebir Ratnani

/s/ John Pappain	Director
John Pappain

/s/ Anthony T. Williams	Director
Anthony T. Williams

/s/ Perichiyappan Senthilnathan	Director
Perichiyappan Senthilnathan

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Methes Energies International Ltd. and Subsidiaries

Audited Consolidated Financial Statements
For the Fiscal Years Ended
November 30, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board or Directors and Stockholders of
Methes Energies International Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Methes Energies International Ltd. (the "Company") as of November 30, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Methes Energies International Ltd. and subsidiaries as of November 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed on Note 1, the Company has a significant working capital deficiency and has incurred significant losses and negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SIGNED: "MNP LLP"

Chartered Professional Accountants
Licensed Public Accountants
Mississauga, Ontario
March 11, 2015

METHES ENERGIES INTERNATIONAL LTD.
Consolidated Balance Sheets

(Expressed in US dollars)

	As at	As at
	November 30,	November 30,
	2013	2014

ASSETS

Current assets
Cash and cash equivalents	$174,084	$65,649
Accounts receivable, net (notes 3, 16 and 18)	1,154,916	247,771
Inventories (note 4)	801,063	410,699
Prepaid expenses and deposits	84,990	41,692
Deferred financing fees	49,139	—
Total current assets	2,264,192	765,811

Deposits	30,398	18,891
Property, plant and equipment, net (note 5)	8,178,694	7,845,745
Intangible assets, net (note 6)	393,015	372,811
Total assets	$10,866,300	$9,003,258

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Credit facility (note 9)	$1,019,513	$—
Accounts payable and accrued liabilities (notes 7 and 16)	2,977,957	848,706
Customer deposits (note 16)	8,185	144,640
Short-term loans (note 8)	1,961,651	1,180,035
Payable to related parties and others (note 10)	2,251,402	81,382
Total current liabilities	8,218,708	2,254,763

Payable to related party (note 11)	—	772,270
Term loan (note 12)	—	1,837,188
Total liabilities	8,218,708	4,864,221

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 260,782 and 111,822 shares issued or outstanding as at November 30, 2013 and 2014, respectively (note 14)	261	112
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,231,417 and 11,510,431 shares issued and outstanding at November 30, 2013 and 2014, respectively (note 14)	7,231	11,509
Additional paid-in capital	18,532,803	26,342,83	1
Accumulated deficit	(15,892,703)	(22,215,415)
Total stockholders' equity	2,647,592	4,139,037
Total liabilities and stockholders' equity	$10,866,300	$9,003,258

Going concern (note 1)
Commitments (note 17)
Subsequent events (note 21)

See accompanying notes to consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.
Consolidated Statements of Operations

(Expressed in US dollars)

	For the Year Ended November 30, 2013	For the Year Ended November 30, 2014

Revenue
Biodiesel sales	$7,793,420	$4,704,921
Feedstock sales	320,585	185,739
Glycerin sales	111,507	96,982
Government incentives (note 18)	547,046	365,961
Equipment sales	7,567	1,592
Royalties	33,045	33,382
Others	56,767	63,302
	8,869,937	5,451,879
Cost of goods sold (note 4)	8,330,648	5,488,680
Gross profit	539,289	(36,801)

Operating expenses

Selling, general and administrative expenses (notes 5, 6, 14, 15 and 16)	5,665,778	5,777,052
Loss before interest and taxes	(5,126,489)	(5,813,853)

Other income (expenses)
Interest expense (note 20)	(525,576)	(492,772)
Interest income	400	149
Loss before income taxes	(5,651,665)	(6,306,476)

Income taxes (note 13)	—	—
Net loss for the year	$(5,651,665)	$(6,306,476)

Net Loss Per Common Share - Basic and Diluted	$(0.82)	$(0.63)
Weighted average number of common shares - Basic and Diluted	6,904,706	9,943,682

See accompanying notes to consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.
Consolidated Statements of Stockholders' Equity
For the years ended November 30, 2013 and 2014

(Expressed in US dollars)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at November 30, 2012	6,553,169	$6,553	—	$—	$16,033,123	$(10,241,029)	$5,798,647
Issuance of common stock units under private placements (note 14)	653,248	653	—	—	2,149,347	—	2,150,000
Issuance Cost -Common Stock (note 14)	—	—	—	—	(368,611)	—	(368,611)
Issuance of Common Stock for services (note 14)	25,000	25	—	—	51,975	—	52,000
Issuance of preferred stock units under private placements (note 14)	—	—	260,782	261	622,239	—	622,500
Issuance cost - preferred shares (note 14)	—	—	—	—	(149,330)	—	(149,330)
Issuance of common stock options to employees and officers (note 15)	—	—	—	—	194,060	—	194,060
Dividends payable on preferred stock units	—	—	—	—	—	(9)	(9)
Net loss for the year	—	—	—	—	—	(5,651,665)	(5,651,665)
Balance at November 30, 2013	7,231,417	$7,231	260,782	$261	$18,532,803	$(15,892,703)	$2,647,592
Issuance of Common Stock units under private placement (note 14)	1,081,161	1,081	—	—	2,161,240	—	2,162,321
Issuance of Common Stock under public offering (note 14)	2,800,000	2,800	—	—	5,597,200	—	5,600,000
Issuance Cost - Common Stock	—	—	—	—	(949,358)	—	(949,358)
Issuance of Common Stock units upon conversion of Preferred Stock units (note 14)	148,960	149	(148,960)	(149)	—	—	—
Issuance of Common Stocks upon conversion of dividends on Preferred Stock (note 14)	7,205	7	—	—	16,229	(16,236)	—
Issuance of Common Stock units for cash (note 14)	16,129	16	—	—	99,984	—	100,000
Issuance of Common Stock for services (note 14)	183,871	184	—	—	545,566	—	545,750
Issuance of Common Stock for loan settlement (note 14)	34,688	34	—	—	127,965	—	127,999
Issuance of Common Stock upon conversion of placement agent Warrants (note 14)	7,000	7	—	—	13,993	—	14,000
Stock-based compensation (note 15)	—	—	—	—	197,209	—	197,209
Net loss for the year	—	—	—	—	—	(6,306,476)	(6,306,476)
Balance at November 30, 2014	11,510,431	$11,509	111,822	$112	$26,342,831	$(22,215,415)	$4,139,037

See accompanying notes to consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.
Consolidated Statements of Cash Flows
 (Expressed in US dollars)
	For the Year Ended November 30, 2013	For the Year Ended November 30, 2014
Cash flow from operating activities:
Net loss for the year	$(5,651,665)	$(6,306,476)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	463,825	443,180
Stock-based compensation	194,060	197,209
Unrealized foreign exchange gain	(120,966)	(107,907)
Deferred financing fees amortization	48,388	49,139
Accrued interest expense	164,306	175,699
Bad debts	25,970	35,662
Write-down of processing equipment (note 4)	115,600	—
Issuance of common stock for consulting services	—	545,750
Changes in operating assets and liabilities:
Accounts receivable	(877,468)	871,483
Inventories	280,135	390,364
Prepaid expenses and deposits	(603)	54,805
Accounts payable and accrued liabilities	1,215,283	(2,129,251)
Customer deposits	8,185	136,456
Net cash used in operating activities	$(4,134,950)	$(5,643,886)

Cash flows from investing activities:
Additions to property, plant and equipment	(390,490)	(90,027)
Additions to intangibles assets	(192)	—
Net cash used in investing activities	$(390,682)	$(90,027)

Cash flows from financing activities:
Advances (repayments) of credit facility (note 9)	1,019,513	(1,019,513)
Advances of short term loans	1,938,040	—
Repayments of short term loans	(1,444,350)	(497,278)
Advances from related parties and other	692,258	80,000
Repayments to related parties and other	(143,835)	(33,835)
Advances from long term related party loans	—	172,000
Deferred financing fees	(71,193)	—
Issuance of Common Stock/Units, net of issuance costs	1,833,389	1,212,963
Issuance of Preferred Stock/Units, net of issuance costs	473,170	14,000
Issuance of Common Stock under public offering	—	5,600,000
Issuance of Common Stock/Units for cash	—	100,000
Net cash provided by financing activities	$6,370,314	$5,625,478

NET DECREASE IN CASH AND CASH EQUIVALENTS	(228,640)	(108,435)
Cash and cash equivalents, beginning of year	402,724	174,084

CASH AND CASH EQUIVALENTS, END OF YEAR	$174,084	$65,649

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$361,270	$317,073
Common shares issued as payment for loan	$—	$128,000

See accompanying notes to consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Year Ended November 30, 2014 and 2013
(Expressed in US$)

1.  NATURE OF THE BUSINESS AND GOING CONCERN

Methes Energies International Ltd. (the “Company”, or “Methes”) was incorporated on June 27, 2007 in the State of Nevada. Methes, through its operations in Canada and the United States, is a biodiesel processing equipment provider and a biodiesel producer. The Company has developed biodiesel processing equipment to produce biodiesel from recycled oils. The Company, through its wholly-owned subsidiary Methes Energies Canada Inc. (“Methes Canada”), owns two biodiesel manufacturing facilities; one is located in Mississauga, Ontario with a nameplate production capacity of 1.3 million gallons per year (mgy), and the second facility is capable of producing 13.0 mgy of biodiesel located in Sombra, Ontario. In addition to Methes Canada, Methes Energies USA Ltd. ("Methes USA") was incorporated as the wholly-owned subsidiary of the Company on June 27, 2007.

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which contemplates continuation of the Company as a going concern.

At November 30, 2014, the Company had an accumulated deficit of $22,215,415 and significant losses and negative cash flows from operations. In addition, due in large part to the funds spent to develop and build its Sombra facility, the Company had a working capital deficiency of $1,488,952. Further, the Sombra facility is now idle because of lack of demand for biodiesel at favorable prices. When put back into commercial production, the Company anticipates that its Sombra facility will generate positive cash flow from operations and will operate profitably once a sufficient level of commercial operations is achieved. However, there is uncertainty that this will occur in the near future so as to enable the Company to meet its obligations as they come due. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern. The Company may require additional financing to fund its operations, which may not be available at acceptable terms or at all. The Company plans on utilizing the existing feedstock credit facility once its Sombra facility recommences commercial operations, and finalizing the terms of the Technology Licensing Agreement as described in subsequent events (see note 21).

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. All adjustments, consisting only of normal recurring items considered necessary for fair presentation have been included in these consolidated financial statements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)
Basis of Presentation

The consolidated financial statements of the Company prepared in accordance with GAAP are expressed in United States dollars. The Company’s fiscal year-end is November 30.

The Company is an emerging growth company (EGC) pursuant to Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under Section 102(b) of the JOBS Act, the Company has elected to apply any new or revised financial accounting standard on the same date a company that is not an issuer is required to apply the new or revised accounting standard, if the standard applies to a non-issuer. If the new or revised accounting standard does not apply to a non-issuer, then the Company will apply it according to the transition provisions for a non-EGC. The Company’s election to use the extended transition period for complying with new or revised accounting standards under Section 102(b) of the JOBS Act had no impact on the consolidated financial statements as of November 30, 2014 and 2013.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

●
Royalty revenue is recognized on an accrual basis in accordance with the Sales & Licensing Agreement of the biodiesel processing equipment sale. Royalties are charged on gallons of biodiesel produced by the Company's customers using the Company’s biodiesel processing equipment.

h)
Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with FASB ASC 705 “Cost of Sales and Services”. Shipping and handling costs for the years ended November 30, 2013 and 2014 were $309,675 and $191,906, respectively. Costs related to raw materials purchased, are included in inventory or cost of goods sold, as appropriate. While amounts charged to customers for shipping product are included in revenues, the related outbound freight costs are included in expenses as incurred.

i)	Deferred Financing Fees Financing fees are deferred and amortized over the term of the respective loan. Deferred financing fees as at November 30, 2013 and 2014 were $49,139 and $Nil respectively.
j)
Financial Instruments

The Company’s financial instruments recognized in the consolidated balance sheets and included in working capital consist of cash and cash equivalents, accounts receivable, credit facility, accounts payable and accrued liabilities, amounts payable to related parties and others, short-term loans and term loan. The fair values of these instruments approximate their carrying values either due to their short-term maturities or interest rates that are comparable to market rates.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Potential tax benefits from net operating losses and foreign tax credit carry forwards are not recognized by the Company until their realization is more likely than not. We assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  The Company has determined that there were no material uncertain tax positions as at November 30, 2013 and 2014.

n)
Stock-based Compensation

The Company maintains stock-based compensation plans under which incentive stock options to buy Common Stock may be granted to directors, officers and employees. Pursuant to ASC 718, the Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted. The fair values of stock options are estimated at the date of grant using the Black-Scholes option pricing model, that require the input of highly subjective assumptions. Measured compensation cost is recognized ratably over the vesting period of the related stock-based compensation award. The amount recognized as expense is adjusted to reflect the number of stock options expected to vest. When exercised, stock options are settled through the issuance of Common Stock and are therefore treated as equity awards. The expected volatility of our Common Stock is estimated using an average of volatilities of publicly traded companies in similar renewable energy businesses.

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

q)
Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If impairment exists based on expected future undiscounted cash flows, a loss is recognized in income. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset, typically based on discounted future cash flows. The Company has assessed its long-lived assets and has determined that there was no impairment in their carrying amounts at November 30, 2013 and 2014.

r)
Per Share Data

Basic earnings per share (“EPS”) is determined by dividing net earnings available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the year. In computing diluted EPS, the average number of shares of Common Stock outstanding is increased by Common Stock options and warrants outstanding if the exercise prices were lower than the average market price of Common Stocks using the treasury stock method. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. Potentially dilutive shares include 2,678,872 warrants, 260,782 Preferred Stock and 465,931 Common Stock options issued and outstanding as at November 30, 2013 and 3,923,149 warrants, 111,822 Preferred Stock and 432,034 Common Stock options issued and outstanding as at November 30, 2014. All outstanding warrants, Preferred Stock and options have an anti-dilutive effect on the loss per share and are therefore excluded from the determination of the 2013 and 2014 diluted loss per share calculation.

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

The Company may, however, obtain RINs returned from its customers as part of the biodiesel sales terms after having separated the RINs from gallons of biomass-based diesel. From time to time, the Company holds varying amounts of these separated RINs for resale. RINs obtained from customers are initially recorded at fair value on the date received, and are subsequently revalued at fair value as of the last day of each accounting period. Fair value adjustments are reflected in costs of goods sold for the period. Included in biodiesel sales for the year ended November 30, 2014 are sales of RINs totaling $114,922 (for the year ended November 30, 2013, $nil).

t)
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

s)
Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by the amendments are required to be applied retrospectively for all comparative periods presented. The Company adopted this statement effective December 1, 2013. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

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

On August 27, 2014, the FASB issued a new financial accounting standard on going concern, Update 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern . The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The Company is currently evaluating the impact of this accounting standard.

All other recent pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the consolidated financial statements of the Company.

3.  ACCOUNTS RECEIVABLE

The following schedule provides an analysis of the Company’s accounts receivable:

	As at November 30, 2013	As at November 30, 2014

Trade receivables	$1,184,916	$313,432
Allowance for doubtful accounts	(30,000)	(65,661)

	$1,154,916	$247,771

4.  INVENTORIES

Inventories consisted of the following:

	As at November 30, 2013	As at November 30, 2014

Raw materials	$345,049	$199,669
Finished goods	444,648	199,664
Equipment (i)	11,366	11,366

	$801,063	$410,699

(i)	During fiscal 2013, certain previously returned oil processing research and development related equipment having a cost of $115,600 was written down and is included in cost of goods sold.

5. PROPERTY, PLANT AND EQUIPMENT

	As at November 30, 2013
		Accumulated	Net Book
	Cost	Depreciation	Value
Sombra site:
Land	$409,134	$—	$409,134
Building	2,944,356	241,910	2,702,446
Equipment	775,865	385,400	390,465
Equipment - Denami 3000	4,164,968	189,527	3,975,441
Computer equipment	11,835	5,917	5,918
Vehicle	11,622	291	11,331
Mississauga site:
Computer equipment	23,464	22,148	1,316
Leasehold improvements	102,201	55,610	46,591
Equipment and fixtures	255,463	177,801	77,662
Equipment - Denami 600	720,042	161,652	558,390

	$9,418,950	$1,240,256	$8,178,694

5. PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

	As at November 30, 2014
		Accumulated	Net Book
	Cost	Depreciation	Value
Sombra site:
Land	$409,134	$—	$409,134
Building	2,944,356	315,518	2,628,838
Equipment	775,865	492,664	283,201
Equipment - Denami 3000	4,254,995	359,039	3,895,956
Computer equipment	11,835	10,898	937
Vehicle	11,622	1,453	10,169
Mississauga site:
Computer equipment	23,464	23,463	1
Leasehold improvements	102,201	66,001	36,200
Equipment and fixtures	255,463	203,742	51,721
Equipment - Denami 600	720,042	190,454	529,588

	$9,508,977	$1,663,232	$7,845,745

Total depreciation expense included in selling, general and administrative expenses in the consolidated statements of operations  related to property, plant and equipment for the year ended November 30, 2013 and 2014 was $443,619 and $422,976, respectively.

6.  INTANGIBLE ASSETS

The major components of finite-lived intangible assets, which consist of acquired intellectual property for the design and engineering of biodiesel processor equipment, were as follows:

	As at November 30, 2013
		Accumulated	Net Book
	Cost	Amortization	Value

Denami 600	$414,174	$108,045	$306,129
Denami 3000	90,927	4,041	86,886

	$505,101	$112,086	$393,015

	As at November 30, 2014
		Accumulated	Net Book
	Cost	Amortization	Value

Denami 600	$414,174	$124,611	$289,563
Denami 3000	90,927	7,679	83,248

	$505,101	$132,290	$372,811

Total amortization expense included in selling, general and administrative expenses in the consolidated statements of operations related to intangible assets for the years ended November 30, 2013 and 2014 were $20,206 and $20,204, respectively.

Estimated future aggregate amortization expense for fiscal years ending November 30 is as follows:

	2015	2016	2017	2018	Thereafter

Amortization expense	$20,202	$20,202	$20,202	$20,202	$292,003

7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are comprised of the following:

	As at November 30, 2013	As at November 30, 2014

Accounts payable	$2,766,661	$634,466
Accrued liabilities	211,296	214,240

	$2,977,957	$848,706

8. SHORT-TERM LOANS

	As at November 30, 2013	Advances and Reallocations	Interest Accrued	Repayments	Foreign Exchange Adjustments	As at November 30, 2014

Term loan (July 2013)	1,506,560	—	—	(227,875)	(98,650)	1,180,035
Promissory note (i)	52,533	(54,933)	2,400	—	—	—
Promissory note (ii)	402,558	—	4,099	(397,400)	(9,257)	—

	$1,961,651	$(54,933)	$6,499	$(625,275)	$(107,907)	$1,180,035

 Term loan (July 2013)

On July 12, 2013, Methes Canada entered into a term loan facility agreement with a lender (the “Agreement”) pursuant to which Methes Canada is able to borrow up to $1,398,560 (CDN$1,600,000) for a term of 12 months at an interest rate of 12% per annum (the “July 2013 Facility”). Under the terms of the Agreement, interest is payable monthly and outstanding principal is due at maturity. Outstanding principal would be prepayable after six months upon 30 days’ notice and payment of a penalty equal to one-month's interest. The July 2013 Facility is collateralized by a security agreement from Methes Canada on certain of its assets except for accounts receivable and inventory and a first collateral mortgage on its real property located at Sombra, Ontario.  The July 2013 Facility prohibits payment of debt owed by the Company to certain of its stockholders and a director (see note 10) during the life of the facility and contains other customary debt covenants.

Interest expense incurred during the year ended November 30, 2013 and 2014 was $70,897 and $167,650, respectively.

A partial payment of $227,875 (CDN$ 250,000) was made during the year ended November 30, 2014 against the principal outstanding, leaving a balance of $1,180,035 (CDN$ 1,350,000).

Promissory Notes:

(i) (ii)
In January 2010, the Company borrowed $40,000 from a lender and issued to the lender a demand promissory note in the principal amount of $40,000 bearing interest of 8% per annum.  Repayment of the loan and payment of the accrued interest is due upon demand.

Interest expense incurred during the year ended November 30, 2013 and 2014 was $3,200 and $2,400, respectively.

On September 1, 2014 the outstanding loan and interest accrued were transferred to a current unrelated Corporate lender (refer to Note 12).

On January 26, 2013, the Company borrowed $397,400 (CDN $400,000) from a lender and issued to the lender a demand promissory note in the principal amount of $397,400 bearing interest of 8% per annum (the "January 2013 Note"). Repayment of the loan and payment of the accrued interest is due upon demand.

8.
SHORT-TERM LOANS (CONTINUED)

During the year ended November 30, 2014, the January 2013 Note was repaid in full, which included total principal and interest payments of $364,829 (CDN $400,000) and $32,571 (CDN $34,057), respectively, as follows:

- On January 17, 2014, the Company converted $128,000 of the outstanding principal due on the January 2013 Note into 34,688 shares of Common Stock based at the closing market price of $3.69 per share of Common Stock on January 17, 2014 (refer to note 14 under section “Issuance of Common Stock for loan settlement”).

- On January 30, 2014, the Company paid $153,871 against the outstanding principal balance through borrowing a note payable from another lender.

- On May 30, 2014, the Company paid the remaining balance.

9.	CREDIT FACILITY

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

Cash advances against accounts receivables will be based on the amount of the receivables net of a purchase discount as agreed with the lender with an interest rate of Bank of Montreal Prime Rate plus three percent (3%).  Effective interest rate as of November 30, 2014 was 6% (3% plus 3% prime rate). The amounts outstanding under this promissory note must be recorded on the grid schedule provided by the lender. The balance outstanding as at November 30, 2013 of $1,019,513 was fully repaid in fiscal year 2014.

Interest expense incurred for the year ended November 30, 2013 and 2014 was $65,822 and $7,909, respectively.

During the 2014 fiscal year, this Working Capital Facility was discontinued and replaced with Credit Facility No. 2.

Credit Facility No.2

On August 28, 2014, the Company entered into a feedstock credit facility with a major provider of credit to the renewable fuels industry (the “Lender”), which will provide the Company all the feedstock that is required to run at full current capacity and allow the Company to fulfill future orders for biodiesel that it receives from its customers that have been approved by the credit department of the Lender.  The Company had also agreed to a biodiesel sales contract subject to the Lender’s approval and subject to a tripartite payment and Assignment Agreement.  The facility bears interest at 5% per annum. The facility will initiate upon payment by the Company of a $400,000 deposit that is required as collateral for the feedstock. As at November 30, 2014 the deposit had not been made.

During the current fiscal year, the Company also entered into certain derivative contracts with the Lender to hedge its exposure to price risk related to feedstock oil. The Company recorded realized losses of $269,826 (year ended November 30, 2013 - $ nil) as part of cost of goods sold upon expiry of these contracts during the fiscal year.  As at November 30, 2014, no derivative futures contracts or call options were outstanding.

10. PAYABLE TO RELATED PARTIES AND OTHERS

Payable to related parties is comprised of the following:

	As at November 30, 2013	As at November 30, 2014

Michel G. Laporte (stockholder and Director) (reclassified to non-current, see note 11)	$719,230	$81,382
Due to an unrelated corporation (reclassified to non-current, see note 12)	1,495,477	—
Other loan	36,695	—

	$2,251,402	$81,382

As at November 30, 2014, the promissory note due to Michel Laporte, a stockholder and director of the Company bears interest at 8% per annum, is unsecured and is payable on demand.

Interest expense incurred during the year ended November 30, 2013 and 2014 was $nil and $1,382, respectively.

11. PAYABLE TO RELATED PARTY

Payable to related party includes promissory notes due to Michel Laporte, a stockholder and director of the Company.  The promissory notes bear interest at 8% per annum, are unsecured and payable on demand. Mr. Laporte has agreed not to demand payment until April 1, 2016.

The principal amount outstanding as at November 30, 2014 is $663,000 and total accrued interest includes $109,270 (as at November 30, 2013, principal of $663,000 and interest of $56,230).

Interest expense incurred during the year ended November 30, 2013 and 2014 was $33,841 and $53,040, respectively.

12. TERM LOAN

Term loan includes promissory notes due to an unrelated Corporation.  The promissory notes bear interest at 8% per annum, are unsecured and payable on demand. The unrelated Corporation has agreed not to demand payment until April 1, 2016.

The principal amount outstanding as at November 30, 2014 is $1,492,000 and total accrued interest includes $345,188 (as at November 30, 2013, principal of $1,280,000 and total interest of $215,477).  On September 1, 2014, an outstanding promissory note of $40,000 in principal amount and interest accrued of $14,933 was taken over by this unrelated Corporation, which is included in the above mentioned principal amount (refer to Note 8 (i)).

Interest expense incurred during the year ended November 30, 2013 and 2014 was $99,200 and $114,778, respectively.

13. INCOME TAXES

The following table reconciles the expected income tax recovery at the statutory federal income tax rate of 34% to the amount recognized in the statements of operations:

	Year Ended November 30, 2013	Year Ended November 30, 2014

Loss before income taxes	$5,651,665	$6,306,476
Expected income tax recovery	(1,978,080)	(2,144,200)
Non-deductible expenses	74,570	5,280
Difference in foreign tax rates, changes in tax rate, foreign exchange impact on translation of tax base and other adjustments	558,030	733,530
Change in valuation allowance	1,345,480	1,405,390
	$—	$—

The Company’s deferred income tax assets and liabilities, which are primarily related to Canada, are as follows:

	As at November 30, 2013	As at November 30, 2014
Deferred income tax assets

Non-capital losses carried forward	$4,024,820	$5,424,420
Other deferred tax assets	—	232,067
Less: allocated against deferred tax liabilities	(631,390)	(857,670)
Less: valuation allowance	(3,393,430)	(4,798,817)

	$—	$—

Deferred tax liabilities

Property, plant and equipment and intangible assets	$631,390	$857,670
Less: offset by deferred tax assets	(631,390)	(857,670)

	$—	$—

Since inception to November 30, 2014 the Company has incurred net losses, primarily related to Canada, for tax purposes of $17,431,318, which expire at various times through fiscal 2034. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. However, the potential tax benefit of net operating losses has not been recognized in these consolidated financial statements due to the uncertainty of their realization.

As at November 30, 2014 and 2013, the Company has no uncertain tax positions.

14. STOCKHOLDERS’ EQUITY

       Common Stock

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 and had 7,231,417 and 11,510,431 shares of Common Stock issued and outstanding as of November 30, 2013 and 2014 respectively.

	No. of Shares	Price per Share ($)
Common Stock

Balance as at November 30, 2012	6,553,169
February 2013 Private Placement	425,000	4.00
August 2013 Private Placement	28,248	1.77
November 2013 Private Placement	200,000	2.00
November 2013 Issuance	25,000	2.08
Balance as at November 30, 2013	7,231,417
Issuance of shares under private placement	1,081,161	2.00
Issuance of shares under public offering	2,800,000	2.00
Issuance of shares upon conversion of Preferred Stocks units	148,960	2.26
Issuance of shares upon conversion of accrued dividends on Preferred Stocks units	7,205	2.26
Issuance of shares for cash	16,129	See below
Issuance of shares for services	183,871	See below
Issuance of shares for loan settlement	34,688	3.69
Issuance of shares upon conversion of Placement Agent Warrant	7,000	2.00

Balance as at November 30, 2014	11,510,431

During the year ended November 30, 2013, the following issuances were completed:

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

14. STOCKHOLDERS’ EQUITY (CONTINUED)

In connection with the issuance of some of the units in the Common Stock Unit Private Placement, the Company issued warrants to purchase an aggregate of 5,000 Common Stock Units, with an exercise price of $2.00 per unit, to the placement agents for the Common Stock Unit Private Placement. The fair value of these warrants on the issuance date of December 20, 2013, was $6,400, which has been recorded to additional paid-in capital. This amount was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.36%, a dividend yield of 0%, and an expected volatility of 75%.

During the year ended November 30, 2014, the following issuances were completed:

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

Issuance of Common Stock for cash and services rendered:

i)	Investor relation consulting services paid via issuance of Common Stock:

A one year term investor relation consulting services was paid through issuance of quarterly common shares for a total of 100,000 common shares valued at closing market price for those dates starting with first installment on November 18, 2013 valued at $52,000, based on the closing market price of $2.08 per share.  The next three quarterly installments were issued in fiscal 2014 as follows:

 14. STOCKHOLDERS’ EQUITY (CONTINUED)

-  On January 3, 2014, the Company issued 25,000 shares of Common Stock in the second installment quarterlypayment of consulting fees for services to be rendered by a consultant for over a year which were valued at $87,250, based on the closing market price of $3.49 per share on the day of issuance.

-  On May 1, 2014, the Company issued 25,000 shares of Common Stock in the third quarterly installment payment of consulting fees for services to be rendered by the consultant which were valued at $61,250, based on the closing market price of $2.45 per share on the date of issuance.

-  On August 1, 2014, the Company issued 25,000 shares of Common Stock in the final quarterly installment payment of consulting fees for services to be rendered by the consultant which were valued at $42,500, based on the closing market price of $1.70 per share on the date of issuance.

ii)	An accredited investor issued Common Stock for a combination of cash and consulting services:

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

iii)	Investor relation consulting services paid via issuance of Common Stock:

On January 28, 2014, the Company issued 25,000 shares of Common Stock in payment of consulting fees for services to be rendered by a consulting corporation for a term of six months.  These shares of Common Stock were valued at $88,750, based on the closing market price of $3.55 per share on the date of issuance.

iv)	Consultant issued Common Stocks in payment of confidentiality and inventions assignment:

On November 20, 2014, the Company issued 50,000 shares of Common Stock in payment of professional fees pursuant to the Confidentiality and Inventions Assignment Agreement between the Methes Canada and an individual dated August 26, 2014.  These shares were value at $56,000 at a closing market price of $1.12 and fully expensed as part of professional fees in the fiscal year 2014.

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

 14. STOCKHOLDERS’ EQUITY (CONTINUED)

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock with a par value of $0.001 and had 260,782 and 111,822 shares of preferred stock issued or outstanding as of November 30, 2013 and 2014.

	No. of Shares	Price per Share
Preferred Stock

Balance as at November 30, 2012	—
Series A-1 Private Placement	138,654	$2.38
Series A-2 Private Placement	122,128	$2.395
Balance as at November 30, 2013	260,782
Conversion of Series A-1	(117,646)	$2.38
Conversion of Series A-2	(31,314)	$2.395

Balance as at November 30, 2014	111,822

Series A-1 Private Placement:

In September 2013, the Company issued 138,654 units to accredited investors at a price of $2.38 per unit (the “Series A-1 Units”) under its Series A-1 Preferred Stock private placement and raised net proceeds of approximately $251,300, after deducting the sales commission and fees. Each unit consists of one share of Series A 10% Cumulative Convertible Preferred Stock, par value $0.001 per share of the Company (convertible at Common Stock share price on date of conversion) (“Series A-1 Preferred Stock”) and one five year Common Stock purchase warrant to purchase one share of Common Stock at an exercise price of $4.00 per share, which are exercisable beginning six months after the issuance date (the “Series A-1 Warrant”).

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

Conversion of Series A-1 Preferred Stock: During fiscal year 2014, 117,646 shares of Series A-1 Preferred Stock were converted into Common Stock.

Dividends: As at November 30, 2014, the Series A-1 Preferred Stock had total accumulated dividends of $12,521 (as at November 30, 2013 - $6,413), none of which have been declared by the board or accrued.

Series A-2 Private Placement:

In October 2013, the Company issued 122,128 units to accredited investors at a price of $2.395 per unit (the “Series A-2 Units”) under its Series A-2 Preferred Stock private placement and raised net proceeds of approximately $221,610, after deducting the sales commission and fees. Each unit consists of one share of Series A 10% Cumulative Convertible Preferred Stock, par value $0.001 per share of the Company (convertible at Common Stock share price on date of conversion) (“Series A-2 Preferred Stock”) and one five year Common Stock purchase warrant to purchase one share of Common Stock at an exercise price of $4.00 per share, which are exercisable beginning six months after the issuance date (the “Series A-2 Warrant”).

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

Conversion of Series A-2 Preferred Stock: During fiscal year 2014, 31,314 shares of Series A-2 Preferred Stock were converted into Common Stock.

Dividends:  As at November 30, 2014, the Series A-2 Preferred Stock had total accumulated dividends of $23,004 (as at November 30, 2013 - $2,387), none of which have been declared by the board or accrued.

  14. STOCKHOLDERS’ EQUITY (CONTINUED)

Stock Warrants Table

	Grant Date	Exercise Period	No of Warrants	Exercise Price per share	Fair Value of Broker Warrants

Balance as at November 30, 2012			1,271,264

Class A warrants - Private Placement	Feb. 19, 2013	5 years from grant date	425,000	$7.50
Class B warrants - Private Placement	Feb. 19, 2013	5 years from grant date	425,000	$10.00
Placement Agent warrants - Private Placement	Feb. 19, 2013	5 years from grant date	42,500	$4.20	$101,600
Common stock warrants - Private Placement	Aug. 21, 2013	5 years from grant date	28,248	$4.00
Common stock warrants - Private Placement	Sept. 17, 2013	5 years from grant date	138,654	$4.00
Placement Agent warrants - Private Placement	Sept. 17, 2013	5 years from grant date	13,865	$2.38	$10,330
Common stock warrants - Private Placement	Oct. 29, 2013	5 years from grant date	122,128	$4.00
Placement Agent warrants - Private Placement	Oct. 29, 2013	5 years from grant date	12,213	$2.40	$8,500
Common stock warrants - Private Placement	Nov. 4, 2013	5 years from grant date	150,000	$4.00
Common stock warrants - Private Placement	Nov. 27, 2013	5 years from grant date	50,000	$4.00

Balance as at November 30, 2013			2,678,872
Common Stock warrants issued – Private Placement	Dec. 20, 2013	5 years from grant date	1,081,161	$4.00
Placement Agent warrant – Private Placement	Dec. 20 2013	5 years from grant date	108,116	$2.00	$257,553
Placement Agent warrant – Private Placement (November 27, 2013)	Dec. 20 2013	5 years from grant date	5,000	$2.00	$6,403
Common Stock warrant issued-accredited investor	Jan. 10, 2014	5 years from grant date	50,000	$4.00
Placement Agent warrant exercise			(7,000)	$2.00
Common Stock warrant issued upon exercise of Placement Agent Warrant	May 9 and 14, 2014	December 20, 2018	7,000	$4.00

Balance as at November 30, 2014			3,923,149

15. STOCK-BASED COMPENSATION

2008 Option Plan:

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

Fiscal Year ended November 30,	2013	2014

Exercise price ($)	7.67	N/A
Risk-free interest rate	1.59%	N/A
Expected term (Years)	10	N/A
Expected volatility	100%	N/A
Expected dividend yield	0%	N/A
Fair value of option ($)	1.83	N/A
Expected forfeiture rate	Nil	N/A

All the grants vest quarterly over a two year period and expire on the tenth anniversary of the grant date. The following table summarizes the stock option activities of the Company:

Number of options
Outstanding as of November 30, 2012	383,310
Granted	10,000
Cancelled/forfeited	(27,379)
Outstanding as of November 30, 2013	365,931
Granted	—
Cancelled/forfeited	(33,897)
Outstanding as at November 30, 2014	332,034

As of November 30, 2014 the Company has granted a total of 332,034 options to purchase common stock to employees, directors and advisory board members, all of which are currently outstanding and of which 328,284 are vested and exercisable. All of these outstanding stock options have an exercise price above the average market price.

The Company recorded $87,907 and $11,187 in general and administrative expenses for stock-based compensation expense relating to the 2008 Option Plan for the years ended November 30, 2013 and 2014, respectively, with corresponding credits to additional paid-in capital. As of November 30, 2014, the total fair value of the options granted to employees at the respective grant dates was $1,476,973, of which the unrecognized portion of $1,901 related to the unvested shares associated with these stock option grants will be recognized over a period of one year. The Company will issue new shares upon exercise of the stock options.

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

 15. STOCK-BASED COMPENSATION (CONTINUED)

Fiscal Year ended November 30,	2013	2014

Exercise price ($)	3.94	N/A
Risk-free interest rate	0.78%	N/A
Expected term (Years)	5	N/A
Expected volatility	100%	N/A
Expected dividend yield	0%	N/A
Fair value of option ($)	2.93	N/A
Expected forfeiture rate	Nil	N/A

All the grants vest yearly at the rate of 1/3 starting on the first year anniversary of the grant date and expire on the fifth anniversary of the grant date. On August 5, 2014, the vesting period was amended and all the options were fully vested and exercisable.  The following table summarizes the stock option activities of the Company.

Number of options
Outstanding as of November 30, 2012	—
Granted	100,000
Exercised	—
Cancelled/forfeited	—
Outstanding as of November 30, 2013	100,000
Granted	—
Exercised	—
Cancelled/forfeited	—
Outstanding as of November 30, 2014	100,000

The stock-based compensation relating to the 2012 Option Plan for the fiscal year ended November 30, 2014 was $186,022 (November 30, 2013 - $106,152).

As of November 30, 2014 the Company has granted options to purchase a total of 100,000 shares of Common Stock at an exercise price of $3.94 per share, to its four independent directors and chief financial officer, all of which are currently outstanding and fully vested and exercisable. All of these outstanding stock options have an exercise price equal to the fair market price on the date of grant. As of November 30, 2014, the total fair value of the options granted to the independent directors and chief financial officer at the respective grant dates was $292,174 all of which has been fully recognized as they are fully vested.

16. FAIR VALUE MEASUREMENTS, CONCENTRATIONS AND RISK

a)	The Company's cash and cash equivalents, which are carried at fair value, are classified as a level 1 financial instrument at November 30, 2013 and 2014.

b)	The Company is exposed to the following concentrations of risk:

Major Customers

The Company's revenue was earned primarily from two major customers in 2014 comprising 67% and 8% of total revenue (2013 - revenue earned primarily from two major customers comprising 67% and 30% of total revenue).

As at November 30, 2014, the accounts receivable balance from the two major customers was $24,306 and $24,194 respectively (as at November 30, 2013 the accounts receivable balance from two major customers was $659,902 and $26,083 respectively).

16. FAIR VALUE MEASUREMENTS, CONCENTRATIONS AND RISK (CONTINUED)

Major Vendor

The Company has an exclusive agreement to manufacture biodiesel processor equipment with a third party equipment manufacturer expiring in August 2015. During the year ended November 30, 2014, the Company made purchases of $nil (November 30, 2013 - $45,853) from this equipment manufacturer. As of November 30, 2014, the Company has accounts payable of $6,837 (2013 - $21,856) owing to this equipment manufacturer.

The Company’s major purchases of feedstock oil and biodiesel from third parties were primarily from two major vendors in fiscal 2014 comprising total purchases of $3,843,908 and $31,411 (fiscal 2013 - three major vendor comprised total purchases of $2,326,125, $1,754,302 and $1,720,589).

As at November 30, 2014, the accounts payable balance from the two major vendors in 2014 were $nil and $6,398 (as at November 30, 2013 - the accounts payable balance from the three major vendors was $nil, $1,053,479 and $575,043).   The three major vendors from fiscal year 2013 were fully paid in the 2014 fiscal year (payment included interest incurred on outstanding balance of $116,637).

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

The Company minimizes credit risk by routinely reviewing the credit risk of the counterparty to the arrangement and has maintained an allowance for doubtful accounts of $65,661 related to credit risk as at November 30, 2014 and $30,000 as at November 30, 2013, which is considered adequate. Amounts of $685,985 and $48,500 were due from major customers as at November 30, 2013 and November 30, 2014, respectively.

Customer deposit

As at November 30, 2014, the Company had received customer deposits of $144,640 (November 30, 2013 - $8,185) against potential sale of biodiesel equipment.

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

Included in selling general and administrative expenses are foreign currency gains for the fiscal year ended November 30, 2014 of $90,995 (2013 - $127,450).

16. FAIR VALUE MEASUREMENTS, CONCENTRATIONS AND RISK (CONTINUED)

The Canadian dollar balances and exchange differences are as follows:
	CDN	USD Historical	USD November 30, 2014
Note 8: Term loan (“July 2013”) - Principal	$1,350,000	$1,299,915	$1,180,035
Note 18: Canadian Incentive - Sombra facility - Total Incentive remaining per Agreement	5,000,000	NA	4,370,000

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due.  The Company has a working capital deficiency, and is exposed to this risk mainly in respect of its accounts payable and accrued liabilities and short-term loans (see note 1).

17. COMMITMENTS

Building Leases:

Methes Canada is a party to a lease agreement for the Mississauga facility and to a sublease agreement for a unit adjacent to its Mississauga facility. On September 28, 2012, the Company re-negotiated and renewed a combined five year lease term for both of these facilities starting from January 1, 2013 to December 31, 2017. The renewed lease term provided for a two month rent free period in 2013.

As at November 30, 2014, Methes Canada must pay, in addition to other amounts such as its pro rata share of taxes, the following amounts over the term of the lease:

Annual
Minimum Rent

2015	$126,708
2016	$126,708
2017	$126,708
2018	$10,559

17. COMMITMENTS (CONTINUED)

Railroad Car Leases:

As at November 30, 2014, the Company is a party to the following lease agreements for railcars at its Sombra facility:

	Start Date	End Date	Term
Four railcars at $3,100 per month	August 1, 2013	July 31, 2018	60 months
Four railcars at $3,100 per month	April 1, 2013	March 31, 2018	60 months
Four railcars at $ 3,600 per month	July 1, 2013	June 30, 2018	60 months
Four railcars at $3,140 per month	December 1, 2011	November 30, 2016	60 months
One railcar at $575 per month	January 1, 2012	December 31, 2016	60 months
One railcar at $575 per month	May 1, 2012	June 30, 2015	36 months
Ten railcars at $8,460 per month	May 1, 2013	April 30, 2018	60 months
Ten railcars at $8,510 per month	May 1, 2013	April 30, 2018	60 months

Annual Minimum Rent

2015	$369,845
2016	$365,820
2017	$321,815
2018	$147,250

18. CONTRIBUTION AGREEMENTS WITH MINISTER OF NATURAL RESOURCES OF CANADA

     Mississauga Facility:

In 2009, the Company entered into a Non-Refundable Contribution Agreement with the Minister of Natural Resources of Canada for the Mississauga facility under the ecoENERGY for Biofuels program. Under this agreement, as amended, the Company was eligible to receive up to $4,728,881 (CDN$5,410,000) in the years from 2009 to 2016 from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company. As disclosed in note 21, Subsequent Events, on December 24, 2014 the Natural Resources of Canada terminated the Contribution Agreement for the Mississauga facility as it was not being used to meet the minimum production requirement.

For the year ended November 30, 2014, the Company claimed incentives of $nil (2013 - $10,171).  Since entering into the program to November 30, 2014, the Company has claimed total incentives of $1,458,286 and has received a total amount of $1,458,286.

Included in accounts receivable as at November 30, 2013 and 2014 is an amount receivable of $nil and $nil respectively, due from the Minister of Natural Resources of Canada.

    Sombra Facility:

In 2010, the Company applied for an incentive under the ecoENERGY for Biofuels program for its Sombra facility and was approved by the Canadian government. The final Contribution Agreement with the Minister of Natural Resources of Canada for the Sombra facility under the ecoENERGY for Biofuels program was signed by the Company and the Canadian Government on December 6, 2011.  Under this agreement, as amended, the Company may receive a total of up to $4,370,000 (CDN $5,000,000) during program years 2015-2016 and 2016-2017, as well as $0.26 per gallon for the remainder of program year 2014-2015, ending March 31, 2015, from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company.

For the year ended November 30, 2014, the Company claimed incentives of $365,961 (2013 - $536,875).  Since entering into the program to November 30, 2014, the Company has claimed total incentives of $902,836 and has received total amount of $755,060.

Included in accounts receivable as at November 30, 2013 and 2014 is an amount receivable of $277,573 and $147,776 respectively, due from the Minister of Natural Resources of Canada.

19. SEGMENT INFORMATION

The Company reports in a single operating segment, being a producer and seller of biodiesel fuel and biodiesel processing equipment.

Geographic segments:

The Company's assets and operating facilities, other than cash and cash equivalents balances of $16,066 at November 30, 2013 and $4,943 at November 30, 2014, are all located in Canada. The Company services the majority of its customers in the United States.  The Company derives its revenue geographically as follows:

	Year Ended November 30, 2013	Year Ended November 30, 2014
Revenue

United States	$7,749,825	$4,678,570
Canada	1,120,112	773,309

	$8,869,937	$5,451,879

20. INTEREST EXPENSE

Interest expense table is as follows:
	Year Ended November 30, 2013	Year Ended November 30, 2014
Interest accrued on promissory notes	$164,308	$171,600
Interest paid on term loans	281,947	167,650
Interest paid on vendor payables	2,142	136,762
Interest paid on credit facility	44,542	6,494
Financing fees	32,637	10,266

Total expense	$525,576	$492,772

21. SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events and has determined there have been the following material subsequent events requiring disclosure:

On December 19, 2014, the Blenders Tax Credit (the “BTC”) was reinstated retroactively to January 2014. Accordingly, the Company expects to receive its negotiated share of the BTC on applicable sales invoices issued to customers during fiscal 2014. As of the end of fiscal 2014 the amount of the BTC that the Company will receive from customers is approximately $894,000. This amount will be recognized in the first quarter of fiscal 2015.

On December 24, 2014, the Natural Resources of Canada terminated the Contribution Agreement for the Mississauga facility under the ecoENERGY for Biofuels program as the facility was not being used to meet the minimum production requirement.

On January 19, 2015, the Company signed a Technology Licensing Agreement with a U.S. based entity (the “Licensee”).  Under this agreement, the Company will provide to the licensee a 99 year non-exclusive license to use Methes’ design and software for a 3,000 liter per hour biodiesel processor to manufacture biodiesel processors for its own projects in the United States. The Company will receive a $4 million upfront cash payment and will be entitled to an additional $100,000 for each of the first 40 units manufactured and installed by the Licensee. Final terms and actual date of the payment have not yet been resolved.

* * * * * *

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Methes Energies International Ltd. filed on July 6, 2012(2)
3.1(a)	Certificate of Designation of Series A-1 10% Cumulative Convertible Preferred Stock filed on September 17, 2013 (9)
3.1(b)	Certificate of Correction to the Series A-1 Certificate of Designation filed on November 20, 2013(11)
3.1(c)	Certificate of Designation of Series A-2 10% Cumulative Convertible Preferred Stock filed on November 20, 2013(11)
3.2	2012 Amended and Restated Bylaws(1)
4.1	Specimen stock certificate(1)
4.2	Form of warrant agreement, including form of Class A and Class B warrants(4)
4.3	Specimen unit certificate(1)
4.4	Form of representative’s warrant(4)
4.5	Form of warrant agreement issued in the November Offering and the January Offering for 65,189 and 26,075 shares of Common Stock, respectively, at an exercise price of $7.67 per share(1)
4.6	Final Form of Placement Agent Warrant issued in the February 2013 Private Placement (5)
4.7	Promissory Note, dated July 11, 2013, in the principal amount of $1,536,000 (CDN$1,600,000), bearing interest at the rate of 12.0% per annum issued to 1730636 Ontario Limited (7)
4.8	Demand Grid Promissory Note issued to BridgingFactor Inc. dated August 13, 2013 (8)
4.9	Form of Warrant Agreement issued in the Common Stock Unit Offering (10)
10.1	Amended and Restated 2008 Directors, Officers and Employees Stock Option Plan(1)
10.2	2012 Directors, Officers and Employees Stock Option Plan(1)
10.3	Form of Non-Statutory Stock Option Agreement(1)
10.4	Form of Incentive Stock Option Agreement(1)
10.5	Form of 8% Demand Note made by the Company to World Asset Management, Inc. in the aggregate principal amount of $1,280,000; and Michael G. Laporte in the amount of $150,000(1)
10.5(i)	Commitment by noteholders to defer payment on Demand Notes(4)
10.6	Lease Agreement dated November 5, 2007, by and between Methes Energies Canada Inc. and The Erin Mills Development Corporation(1)
10.7	Non-Repayable Contribution Agreement dated February 9, 2009, by and between Methes Energies Canada Inc. and Canada(1)
10.8	Non-Repayable Contribution Agreement dated December 6, 2011, by and between Methes Energies Canada Inc. and Canada(1)
10.9	Promissory Notes from Methes to World Asset Management each in the amount of $500,000 and dated March 12 and April 26, 2012(2)
10.10	Letter re Term Loan Facility between Methes Energies Canada, Inc. and TCE Capital Corporation dated June 12, 2012(2)
10.11	Exclusive Marketing Agreement dated as of August 27, 2012 between Methes Energies Canada, Inc. and Turnkey Modular Systems, Inc.(3)
10.12	Form of Non-Statutory Stock Option Agreement under the 2012 Directors, Officers and Employees Stock Option Plan (7)

10.13	Form of Incentive Stock Option Agreement under the 2012 Directors, Officers and Employees Stock Option Plan(7)
10.14	Term Loan Facility Agreement between Methes Energies Canada, Inc. and 1730636 Ontario Limited, dated June 24, 2013 (7)
10.15	Security Agreement, dated July 11, 2013, between Methes Energies Canada, Inc. and 1730636 Ontario Limited securing the July 2013 Note (7)
10.16	Collateral Mortgage on the real property located at Sombra, Ontario securing the July 2013 Note (7)
10.17	Master Factoring Agreement between Methes Energies Canada, Inc. and BridgingFactor Inc. dated August 13, 2013 (8)
10.18	Security Agreement, dated August 13, 2013, between Methes Energies International Ltd. and BridgingFactor Inc. (8)
10.19	Security Agreement, dated August 13, 2013, between Methes Energies USA Ltd. and BridgingFactor Inc. (8)
10.20	Final Form of Technology License Agreement between Methes Canada and the Licensee, dated as of January 19, 2015 (12)
14.1	Code of Ethics (6)
21.1	Subsidiaries of Methes Energies International Ltd.(1)
23.1	Consent of MNP LLP*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*     Filed herewith.

** Furnished with this report in accordance with Item 601 (32)(ii) of Regulation S-K.

(1)	Filed as an exhibit to our Registration Statement on Form S-1 (SEC No. 333-182302) on June 22, 2012 and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment #1 to our Registration Statement on Form S-1 (SEC No. 333-182302) on August 14, 2012 and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment #2 to our Registration Statement on Form S-1 (SEC No. 333-182302) on August 30, 2012 and incorporated herein by reference.
(4)	Filed as an exhibit to Amendment #4 to our Registration Statement on Form S-1 (SEC No. 333-182302) on October 5, 2012 and incorporated herein by reference.
(5)	Filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2013 and incorporated herein by reference.
(6)	Filed as Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2012 and incorporated herein by reference.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 and incorporated herein by reference.
(8)	Filed on August 20, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(9)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2013 and incorporated herein by reference.
(10)	Filed on December 26, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(11)	Filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended November 30, 2013 and incorporated herein by reference.
(12)	Filed on January 23, 2015 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.