Form 10-Q
period 2015-02-28
METHES ENERGIES INTERNATIONAL LTD
filed 2015-04-13
CIK 1436549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2015

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

As of April 13, 2015, the registrant has 11,510, 431 shares of Common Stock issued and outstanding.

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

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward-looking information include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labor disputes; risks associated in delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and the inability of the Company to control commodity prices; risks associated with the regulatory environment within which the Company operates; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking information are discussed in more detail in Item 1A under “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended November 30, 2014, as may be supplemented or amended from time to time and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this document.

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

We have rights to the trademarks Methes Energies and Design, Methes, The Biodiesel Company and Denami.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METHES ENERGIES INTERNATIONAL LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2014 AND FEBRUARY 28, 2015 (EXPRESSED IN US$)

	November 30,	February 28,
	2014	2015
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$65,649	$115,585
Accounts receivable, net (notes 12, 13 and 15)	247,771	602,073
Inventories (note 3)	410,699	414,767
Prepaid expenses and deposits	41,692	54,252
Total current assets	765,811	1,186,675

Deposits	18,891	20,588
Property, plant and equipment, net (note 4)	7,845,745	7,741,008
Intangible assets, net	372,811	367,760
Total assets	$9,003,258	$9,316,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable (note 13)	$634,466	$890,088
Accrued liabilities	214,240	202,820
Customer deposits	144,640	132,346
Payable to related party (note 5)	81,382	82,982
Short-term loan (note 6)	1,180,035	1,079,730
Total current liabilities	2,254,763	2,387,966

Payable to related party (note 7)	772,270	797,371
Term loan (note 8)	1,837,188	1,867,028
	2,609,458	2,664,399
Total liabilities	4,864,221	5,052,365

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 111,822 and 111,822 shares issued and outstanding as at November 30, 2014 and February 28, 2015, respectively (note 10)	112	112
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,510,431 and 11,510,431 shares issued and outstanding at November 30, 2014 and February 28, 2015, respectively (note 10)	11,509	11,509
Additional paid-in capital	26,342,831	26,411,520
Accumulated deficit	(22,215,415)	(22,159,475)
Total stockholders’ equity	4,139,037	4,263,666
Total liabilities and stockholders' equity	$9,003,258	$9,316,031

Going concern (note 1)
Commitments (note 14)
Subsequent event (note 19)

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2014 AND FEBRUARY 28, 2015
(EXPRESSED IN US$)

	Three Months Ended February 28, 2014	Three Months Ended February 28, 2015

Revenue
Biodiesel sales	$309,537	$36,638
Feedstock sales	26,623	—
Glycerin sales	13,197	—
Government incentives (note 15)	13,035	1,637
Equipment and part sales	647	—
Royalties	—	2,706
Other (note 12)	15,440	843,338
	378,479	884,319
Cost of goods sold	292,618	12,900
Gross profit	85,861	871,419

Operating expenses

Selling, general and administrative expenses (notes 4, 10 and 11)	1,465,409	753,641
(Loss) income before interest, rental income and taxes	(1,379,549)	117,778

Other (expense) income
Interest expense (note 17)	(101,892)	(70,202)
Rental income	—	8,364
(Loss) income before income taxes	(1,481,441)	55,940

Income taxes	—	—
Net (loss) income for the period	$(1,481,441)	$55,940

Net (Loss) Income Per Common Share - Basic and Diluted	$(0.18)	$0.01
Weighted average number of Common Shares - Basic	8,125,419	11,510,431
Weighted average number of Common Shares - Diluted	8,125,419	11,647,898

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
FOR THE YEAR ENDED NOVEMBER 30, 2014 AND THE THREE MONTHS ENDED FEBRUARY 28, 2015
(EXPRESSED IN US$)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at November 30, 2013	7,231,417	$7,231	260,782	$261	$18,532,803	$(15,892,703)	$2,647,592
Issuance of Common Stock units under private placement (note 10)	1,081,161	1,081	—	—	2,161,240	—	2,162,321
Issuance of Common Stock under public offering (note 10)	2,800,000	2,800	—	—	5,597,200	—	5,600,000
Issuance Cost - Common Stock	—	—	—	—	(949,358)	—	(949,358)
Issuance of Common Stock units upon conversion of Preferred Stock units (note 10)	148,960	149	(148,960)	(149)	—	—	—
Issuance of Common Stocks upon conversion of dividends on Preferred Stock (note 10)	7,205	7	—	—	16,229	(16,236)	—
Issuance of Common Stock units for cash (note 10)	16,129	16	—	—	99,984	—	100,000
Issuance of Common Stock for services (note 10)	183,871	184	—	—	545,566	—	545,750
Issuance of Common Stock for loan settlement (note 10)	34,688	34	—	—	127,965	—	127,999
Issuance of Common Stock upon conversion of placement agent Warrants (note 10)	7,000	7	—	—	13,993	—	14,000
Stock-based compensation (note 11)	—	—	—	—	197,209	—	197,209
Net loss for the year	—	—	—	—	—	(6,306,476)	(6,306,476)
Balance at November 30, 2014	11,510,431	$11,509	111,822	$112	$26,342,831	$(22,215,415)	$4,139,037
Stock-based compensation (note 11)	—	—	—	—	1,009	—	1,009
Issuance of common stock warrants	—	—	—	—	67,680	—	67,680
Net income for the period	—	—	—	—	—	55,940	55,940
Balance at February 28, 2015	11,510,431	$11,509	111,822	$112	$26,411,520	$(22,159,475)	$4,263,666

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2014 AND FEBRUARY 28, 2015
(EXPRESSED IN US$)

	Three Months Ended February 28, 2014	Three Months Ended February 28, 2015
Cash flows from operating activities:
Net (loss) income for the period	$(1,481,441)	$55,940
Adjustments to reconcile net (loss) income to net cash used in operations
Depreciation and amortization	110,829	109,788
Stock-based compensation	48,898	1,009
Unrealized foreign exchange gain	(79,786)	(100,305)
Deferred financing fees amortization	17,798	—
Accrued interest	46,003	44,901
Bad debts (recovery)	235,224	(35,662)
Issuance of common stock warrants to a lender	—	67,680
Changes in operating assets and liabilities:
Accounts receivable	1,012,762	(318,640)
Inventories	265,599	(4,068)
Prepaid expenses and deposits	28,217	(14,257)
Accounts payable	(922,074)	255,624
Accrued liabilities	19,798	(11,420)
Customer deposits	919	(12,294)

Net cash (used in) provided by operating activities	(697,254)	38,296

Cash flows from investing activity:
Additions to property, plant and equipment	(51,821)	—
Net cash used in investing activity	(51,821)	—

Cash flows from financing activities:
Repayment of credit facility	(1,019,513)	—
Repayments of short-term loans	(153,781)	—
Advances from related parties and others	172,000	11,640
Repayments to related parties and others	(33,835)	—
Issuance of common stock/units under private placement	2,162,231	—
Issuance costs - common stock units under private placement	(360,277)	—
Issuance of common stock/units for cash	100,000	—
Net cash provided by financing activities	866,825	11,640

NET INCREASE IN CASH AND CASH EQUIVALENTS	117,750	49,936
Cash and cash equivalents, beginning of period	174,084	65,649

CASH AND CASH EQUIVALENTS, END OF PERIOD	$291,834	$115,585

Supplemental disclosures of cash flow information
Interest paid	$42,727	$22,419
Common shares issued as repayment for loan	$128,000	$—

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
As of February 28, 2015
(Expressed in US$)

NOTE 1 - NATURE OF THE BUSINESS AND GOING CONCERN

Methes Energies International Ltd. (the “Company”, or “Methes”) was incorporated on June 27, 2007 in the State of Nevada. Methes, through its operations in Canada and the United States, is a biodiesel processing equipment provider and a biodiesel producer. The Company has developed biodiesel processing equipment to produce biodiesel from recycled oils. The Company, through its wholly-owned subsidiary Methes Energies Canada Inc. (“Methes Canada”), owns two biodiesel manufacturing facilities; one is located in Mississauga, Ontario with a nameplate production capacity of 1.3 million gallons per year (mgy) (see note 19 - Subsequent Event), and the second facility is capable of producing 13.0 mgy of biodiesel located in Sombra, Ontario. In addition to Methes Canada, Methes Energies USA Ltd. ("Methes USA") was incorporated as the wholly-owned subsidiary of the Company on June 27, 2007. All references in this Form 10-Q to “Company,” “Methes,” “we,” “us,” or “our” refer to Methes Energies International Ltd. and its wholly owned subsidiaries Methes Canada and Methes USA unless the context otherwise indicates.

As at February 28, 2015, due in large part to the funds spent to develop and build its Sombra facility as well as minimal sales of biodiesel, the Company had an accumulated deficit of $22,159,477 and significant losses and negative cash flows from operations in prior periods. In addition, as at February 28, 2015, the Company had working capital deficiency of $1,201,291. During the three months ended February 28, 2015, the Company earned income of $55,940, mainly attributable to its negotiated share of the Blenders Tax Credit (“BTC”), and had positive cash flows from operations of $38,296. The Sombra facility is now idle because of a lack of demand for biodiesel at favorable prices. When put back into commercial production, the Company anticipates that its Sombra facility will generate positive cash flow from operations and will operate profitably once a sufficient level of commercial operations is achieved. However, there is uncertainty that this will occur in the near future so as to enable the Company to meet its obligations as they come due. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern. The Company may require additional financing to fund its operations, which may not be available at acceptable terms or at all. Subsequent to the quarter-end, the Company entered into an agreement for the sale of the Denami 600 biodiesel processor located at its Mississauga facility and a PP-MEC pre-treatment system as described in note 19. Additionally, the Company plans on utilizing the existing feedstock credit facility once its Sombra facility recommences commercial operations, and finalizing the terms of the Technology Licensing Agreement as described in note 18.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with FASB ASC 705 "Cost of Sales and Services". Shipping and handling costs for the three months ended February 28, 2014 and February 28, 2015 were $15,570 and $17,881, respectively. Costs related to raw materials purchased, are included in inventory or cost of goods sold, as appropriate. While amounts charged to customers for shipping product are included in revenues, the related outbound freight costs are included in expenses as incurred.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Potential tax benefits from net operating losses and foreign tax credit carry forwards are not recognized by the Company until their realization is more likely than not. The Company assesses the validity of conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause the Company to change their judgment regarding the likelihood of a tax position's sustainability under audit. The Company has determined that there were no material uncertain tax positions as at November 30, 2014 and February 28, 2015.

Per Share Data

Basic earnings per share ("EPS") is determined by dividing net earnings available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. In computing diluted EPS, the average number of shares of Common Stock outstanding is increased by Common Stock options and warrants outstanding if the exercise prices were lower than the average market price of Common Stocks using the treasury stock method. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. Potentially dilutive shares include 3,923,149 warrants, 365,931 Common Stock options and 260,782 shares of Preferred Stock issued and outstanding as at February 28, 2014 and 4,073,149 warrants, 426,819 Common Stock options and 111,822 shares of Preferred Stock issued and outstanding as at February 28, 2015. All outstanding warrants, preferred shares and options have an anti-dilutive effect on the loss per share and are therefore excluded from the determination of the diluted loss per share calculation for the three months ended February 28, 2014.

New Accounting Pronouncements

On May 28, 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact of this accounting standard.

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

On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this Update apply to all companies. They become effective for public business entities in the annual period ending after December 15, 2015, and interim periods within those fiscal years, with early application permitted. The Company is currently evaluating the impact of this accounting standard.

All other recent pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the condensed consolidated financial statements of the Company.

NOTE 3 - INVENTORIES

Inventories consisted of the following:

	As at November 30, 2014	As at February 28, 2015

Raw materials	$199,669	$207,217
Finished goods	199,664	196,184
Equipment	11,366	11,366

	$410,699	$414,767

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

	As at February 28, 2015			As at November 30, 2014
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value

Sombra site:
Land	$409,134	$—	$409,134	$409,134
Building	2,944,356	333,919	2,610,437	2,628,838
Equipment	775,865	519,479	256,386	283,201
Equipment - Denami 3000	4,254,995	401,588	3,853,407	3,895,956
Computer equipment	11,835	11,470	365	937
Vehicle	11,622	1,744	9,878	10,169
Mississauga site:
Computer equipment	23,464	23,464	—	1
Leasehold improvements	102,201	68,600	33,601	36,200
Equipment and fixtures	255,463	210,051	45,412	51,721
Equipment - Denami 600 (note 19)	720,042	197,654	522,388	529,588

	$9,508,977	$1,767,969	$7,741,008	$7,845,745

Total depreciation expense included in selling, general and administrative expenses in the unaudited consolidated statements of operations related to property, plant and equipment for the three months ended February 28, 2014 and February 28, 2015 was $105,778 and $104,741, respectively.

NOTE 5 - PAYABLE TO RELATED PARTY

Payable to related parties is comprised of the following:

	As at November 30, 2014	As at February 28, 2015

Michel G. Laporte (stockholder and Director)	$81,382	$82,982

Interest expense incurred during the three months ended February 28, 2015 was $1,600 (three months ended February 28, 2014 - $nil).

NOTE 6 - SHORT-TERM LOAN

	As at November 30, 2014	Interest Accrued	Repayments	Foreign Exchange Adjustments	As at February 28, 2015

Term loan (July 2013)	$1,180,035	$—	$—	$(100,305)	$1,079,730

 Term loan (July 2013)

On July 12, 2013, Methes Canada entered into a term loan facility agreement with a lender (the “Agreement”) pursuant to which Methes Canada is able to borrow up to $1,279,680 (CDN$1,600,000) for a term of 12 months at an interest rate of 12% per annum (the “July 2013 Facility”). Under the terms of the Agreement, interest is payable monthly and outstanding principal is due at maturity. Outstanding principal would be prepayable after six months upon 30 days’ notice and payment of a penalty equal to one-month's interest. The July 2013 Facility is collateralized by a security agreement from Methes Canada on certain of its assets except for accounts receivable and inventory and a first collateral mortgage on its real property located at Sombra, Ontario.  The July 2013 Facility prohibits payment of debt owed by the Company to certain of its stockholders, a director and an unrelated Corporation (see notes 5, 7 and 8) during the life of the facility and contains other customary debt covenants.

Interest expense incurred during the three months ended February 28, 2015 was $22,158 (February 28, 2014 - $43,718).

NOTE 7 - PAYABLE TO RELATED PARTY

Payable to related party includes promissory notes due to Michel Laporte, the chief executive officer, a stockholder and director of the Company.  The promissory notes bear interest at 8% per annum, are unsecured and payable on demand. Mr. Laporte has agreed not to demand payment until April 1, 2016.

The principal amount outstanding as at February 28, 2015 was an aggregate of $674,640 and the total accrued interest was $122,731 (as at November 30, 2014, principal of $663,000 and interest of $109,270).

Interest expense incurred during the three months ended February 28, 2015 was $13,461 (three months ended February 28, 2014 - $13,260.)

NOTE 8 - TERM LOAN

Term loan includes promissory notes due to an unrelated Corporation.  The promissory notes bear interest at 8% per annum, are unsecured and payable on demand. The unrelated Corporation has agreed not to demand payment until April 1, 2016.

The principal amount outstanding as at February 28, 2015 was an aggregate of $1,492,000 and the total accrued interest was $375,028 (as at November 30, 2014, principal of $1,492,000 and total interest of $345,188).

Interest expense incurred during the three months ended February 28, 2015 was $29,840 (three months ended February 28, 2014 - $26,858).

NOTE 9 - CREDIT FACILITY

On August 28, 2014, the Company entered into a feedstock credit facility with a major provider of credit to the renewable fuels industry (the “Lender”), which will provide the Company all the feedstock required to run at full capacity and allow the Company to fulfill future orders for biodiesel that it receives from its customers that have been approved by the credit department of the Lender.  The Company had also agreed to a biodiesel sales contract subject to the Lender’s approval and subject to a tripartite payment and Assignment Agreement.  The facility bears interest at 5% per annum. The facility will initiate upon payment by the Company of a $400,000 deposit that is required as collateral for the feedstock. As at February 28, 2015 the deposit had not been made.

During the 2014 fiscal year, the Company began entering into certain derivative contracts with the Lender to hedge its exposure to price risk related to feedstock oil. The Company recorded realized losses during the three months ended February 28, 2015 of $nil (February 28, 2014 - $ nil) as part of cost of goods sold upon expiry of these contracts during the fiscal year.  As at February 28, 2015 and November 30, 2014, no derivative futures contracts or call options were outstanding.

NOTE 10 - STOCKHOLDERS' EQUITY

COMMON STOCK

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 and had 11,510,431 shares of Common Stock issued and outstanding as of November 30, 2014 and February 28, 2015.

	No. of Shares	Price per Share
Common Stock

Balance as at November 30, 2013	7,231,417
Issuance of shares under private placement	1,081,161	$2.00
Issuance of shares under public offering	2,800,000	$2.00
Issuance of shares upon conversion of Preferred Stocks units	148,960	$2.26
Issuance of shares upon conversion of accrued dividends on Preferred Stocks units	7,205	$2.26
Issuance of shares for cash	16,129	See below
Issuance of shares for services	183,871	See below
Issuance of shares for loan settlement	34,688	$3.69
Issuance of shares upon conversion of Placement Agent Warrant	7,000	2.00
Balance as at November 30, 2014 and February 28, 2015	11,510,431

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

On March 13, 2014, two holders of our Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”) converted 20,876 shares of outstanding Series A-2 Preferred with an aggregate stated value of approximately $49,139 (including accrued dividends of $1,750). The Series A-2 Preferred was converted into 21,648 shares of Common Stock at a price of $2.27 per share, which included the issuance of 772 shares of Common Stock attributable to the conversion of the accrued dividends.

On May 9, 2014, a holder of our Series A-2 Preferred converted 10,438 shares of outstanding Series A-2 Preferred with an aggregate stated value of approximately $26,250 (including accrued dividends of $1,250). The Series A-2 Preferred was converted into 10,989 shares of Common Stock at a price of $2.27 per share, which included the issuance of 551 shares of Common Stock attributable to the conversion of the accrued dividends.

ii)	Series A-1 Preferred Stock Conversions

On March 17, 2014, two holders of our Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) converted 117,646 shares of outstanding Series A-1 Preferred with an aggregate stated value of approximately $293,235 (including accrued dividends of $13,235). The Series A-1 Preferred was converted into 123,528 shares of Common Stock at a price of $2.25 per share, which included the issuance of 5,882 shares of Common Stock attributable to the conversion of the accrued dividends.

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

On November 20, 2014, the company issued 50,000 shares of Common Stock for services rendered by a consultant which were valued at $56,000, based on the closing market price of $1.12 per share on date of issuance.

Issuance of Common Stock for loan settlement

On January 17, 2014, the Company issued 34,688 shares of Common Stock to a note holder at $3.69 per share of Common Stock upon conversion of $128,000 of a note payable by the Company. The note was repaid in full during the year ended November 30, 2014.

Issuance of Common Stocks upon conversion of Placement Agent Warrants

On May 9 and 19, 2014, two holders of Placement Agent Warrants exercised their warrants for an aggregate of 7,000 Units at a price of $2.00 per Unit or an aggregate stated value of $14,000, which included 7,000 shares of Common Stock and 7,000 Warrants (each at an exercise price of $4.00).

During the three months ended February 28, 2015, the following issuance was completed:

Issuance of Common Stock Warrants to a lender

On December 18, 2014, the Company issued a 5-year common stock warrant exercisable for up to 150,000 shares at a price of $0.95 per share to a lender (see note 6). The fair value of this warrant was estimated using the Black-Scholes option pricing model with an expected life of 5 years, risk free interest rates of 1.68%, a dividend yield of 0%, and an expected volatility of 95%.  The estimated fair value of $67,680 is included in the selling, general and administrative expenses. (see Stock Warrant Table below).

PREFERRED STOCK

The Company is also authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 and had 111,822 and 111,822 shares of preferred stock issued or outstanding as of November 30, 2014 and February 28, 2015.

As at February 28, 2015, total accumulated dividends are $48,548 that have not been declared or accrued (November 30, 2014 -  $23,004).

STOCK WARRANT TABLE:

	Grant Date	Exercise Period	No of Warrants	Exercise Price per share	Fair Value of Broker Warrants

Balance as at November 30, 2013			2,678,872
Common Stock Warrants issued – Private Placement	Dec. 20, 2013	5 years from grant date	1,081,161	$4.00
Placement Agent Warrant – Private Placement	Dec. 20 2013	5 years from grant date	108,116	$2.00	$257,553
Placement Agent Warrant – Private Placement (November 27, 2013)	Dec. 20 2013	5 years from grant date	5,000	$2.00	$6,403
Common Stock Warrant issued-accredited investor	Jan. 10, 2014	5 years from grant date	50,000	$4.00
Placement Agent Warrant exercise			(7,000)	$2.00
Common Stock Warrant issued upon exercise of Placement Agent Warrant	May 9 and 14, 2014	Dec. 20, 2018	7,000	$4.00
Balance as at November 30, 2014			3,923,149
Common Stock Warrant issued (note 6)	December 18, 2014	5 years from grant date	150,000	$0.95
Balance as at February 28, 2015			4,073,149

NOTE 11 - STOCK-BASED COMPENSATION

2008 Option Plan:

The Company's Amended and Restated the 2008 Directors, Officers and Employees Stock Option Plan, which was originally approved by the stockholders at the annual general meeting of the Company held on December 5, 2007, and subsequently amended by the stockholders on July 23, 2008. This plan was established to enable the Company to attract and retain the services of highly qualified and experienced directors, officers, employees and consultants and to give such persons an interest in the success of the Company and its subsidiaries. The total number of shares currently authorized under the plan is 391,134. The options and awards will be granted at the discretion of the Board of Directors. Options issued under the plan that are deemed to be incentive stock options will be priced at not less than 100% of the fair market value of the common shares at the date of the grant, subject to certain limitations for 10 percent stockholders. The fair value of each option granted was estimated at the time of grant using the Black-Scholes option pricing model. There were no options granted during the three months ended February 28, 2014 and 2015.

All the grants vest quarterly over a two year period and expire on the tenth anniversary of the grant date. The following table summarizes the stock option activities of the Company.

Number of options
Outstanding as of November 30, 2013 and February 28, 2014	365,931
Granted	—
Exercised	—
Cancelled/forfeited	(33,897)
Outstanding as of November 30, 2014	332,034
Granted	—
Exercised	—
Cancelled/forfeited	(5,215)
Outstanding as of February 28, 2015	326,819

The stock-based compensation for the three months ended February 28, 2015 was $1,009 (three months ended February 28, 2014 - $4,872). The Company recorded this in selling, general and administrative expenses with the corresponding credit to additional paid-in capital.

As of November 30, 2014 the Company has a total of 332,034 options outstanding to purchase Common Stock held by employees, directors and advisory board members, of which 328,284 are vested and exercisable. All of these outstanding stock options have an exercise price above the average market price. As of November 30, 2014, the total fair value of the options granted to employees at the respective grant dates was $1,172,498, of which the unrecognized portion of $1,901 related to the unvested shares associated with these stock option grants will be recognized over a period of one year.

As of February 28, 2015 the Company has a total of 326,819 options outstanding to purchase Common Stock held by employees, directors and advisory board members, of which 324,319 are vested and exercisable. All of these outstanding stock options have an exercise price above the average market price. As of February 28, 2015, the total fair value of the options granted to employees at the respective grant dates was $1,136,616, of which the unrecognized portion of $892 related to the unvested shares associated with these stock option grants will be recognized over a period of 9 months.

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

Outstanding as at November 30, 2013 and February 28, 2014	100,000
Granted	—
Exercised	—
Cancelled/forfeited	—
Outstanding as of November 30, 2014 and February 28, 2015	100,000

The share-based compensation for the three months ended February 28, 2015 was $nil (three months ended February 28, 2014 - $44,026). The Company recorded this in selling, general and administrative expenses with the corresponding credit to additional paid-in capital.

As of February 28, 2015 the Company has granted options to purchase a total of 100,000 shares of Common Stock at an exercise price of $3.94 per share, to its four independent directors and chief financial officer, all of which are currently outstanding and are vested and exercisable. All of these outstanding stock options have an exercise price equal to the fair market price on the date of grant. As of February 28, 2015, the total fair value of the options granted to the independent directors and chief financial officer at the respective grant dates was $292,174, all of which has been fully recognized as they are fully vested.

NOTE 12 - OTHER REVENUE

In the quarter ended February 28, 2015, the Company recognized $843,338 representing its negotiated share of the Blenders Tax Credit (“BTC”) on applicable invoices issued to customers during fiscal 2014. The accounts receivable as at February 28, 2015 include $513,839 relating to the BTC.

NOTE 13 - FAIR VALUE MEASUREMENTS, CONCENTRATIONS AND RISK

a) The Company's cash and cash equivalents, which are carried at fair values, are classified as a level 1 financial instrument at November 30, 2014 and February 28, 2015.

b) The Company is exposed to the following concentrations of risk:

Major Customers

Two major customers comprised 69% and 18% of total revenue for the three months ended February 28, 2015 (three months ended February 28, 2014 - two major customers comprised 71% and 9% of total revenue).

As at February 28, 2015, the accounts receivable balance from two major customers was $280,541 and $185,486, respectively. (November 30, 2014: $24,306 and $24,194).

Major Vendors

The Company has an exclusive agreement to manufacture biodiesel processor equipment with a third party equipment manufacturer. During the three months ended February 28, 2015, the Company made purchases of $nil (three months ended February 28, 2014 - $nil) from this equipment manufacturer. As of November 30, 2014 and February 28, 2015, the Company had accounts payable of $6,837 and $nil owing to this equipment manufacturer, respectively.

The Company’s purchases of feedstock oil and biodiesel from third parties for the three months ended February 28, 2015 were $nil (three months ended February 28, 2014 - $nil).

As at November 30, 2014, the accounts payable balance to two major vendors were $nil, and $6,398.

As at February 28, 2015, the accounts payable balance from two major vendors were $nil and $nil.

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

The Company minimizes credit risk by routinely reviewing the credit risk of the counterparty to the arrangement and has maintained an allowance for doubtful accounts of $30,000 related to credit risk as at February 28, 2015 (three months ended February 28, 2014 of $30,000), which is considered adequate.

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

Included in selling, general and administrative expenses is a foreign currency gain for the three months ended February 28, 2015 of $126,800 (three months ended February 28, 2014 - gain of $79,786).

The Canadian dollar balances and exchange differences are as follows:

	CDN$	USD$ Historical	USD –February 28, 2015
Note 6: Term loan (“July 2013”) - Principal	$1,350,000	$1,299,915	$1,079,730
Note 15: Canadian Incentive - Sombra facility - Total Incentive per Agreement	5,000,000	NA	3,999,000

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due.  The Company has a working capital deficiency, and is exposed to this risk mainly in respect of its accounts payable and accrued liabilities and short-term loans (see note 1).

NOTE 14 - COMMITMENTS

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

As at February 28, 2015, Methes Canada must pay in addition to other amounts, such as its pro rata share of taxes, the following amounts over the term of the lease:

Annual
Minimum Rent

2015	$86,953
2016	$115,937
2017	$115,937
2018	$9,661

Railroad Car Leases:

As at February 28, 2015, the Company is a party to the following lease agreements for railcars at its Sombra facility:

	Start Date	End Date	Term
Four railcars at $3,100 per month	August 1, 2013	July 31, 2018	60 months
Four railcars at $3,100 per month	April 1, 2013	March 31, 2018	60 months
Four railcars at $ 3,600 per month	July 1, 2013	June 30, 2018	60 months
Four railcars at $3,140 per month	December 1, 2011	November 30, 2016	60 months
One railcar at $575 per month	January 1, 2012	December 31, 2016	60 months
One railcar at $575 per month	May 1, 2012	June 30, 2015	36 months

Annual Minimum Rent

2015	$123,935
2016	$162,180
2017	$118,175
2018	$62,400

NOTE 15 - CONTRIBUTION AGREEMENTS WITH MINISTER OF NATURAL RESOURCES OF CANADA

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

Since entering into the program to February 28, 2015, the Company has claimed and received total incentives of $1,458,286.

Sombra Facility:

In 2010, the Company applied for an incentive under the ecoENERGY for Biofuels program for its Sombra facility and was approved by the Canadian government. The final Contribution Agreement with the Minister of Natural Resources of Canada for the Sombra facility under the ecoENERGY for Biofuels program was signed by the Company and the Canadian Government on December 6, 2011. Under this agreement, as amended, the Company may receive a total of up to $3,999,000 (CDN$5,000,000)  during program years 2015-2016 and 2016-2017, as well as $0.24 (CDN$0.30) per gallon for the remainder of program year 2014-2015, ending March 31, 2015, from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company.

For the three months ended February 28, 2015, the Company claimed incentives of $1,637 (three months ended February 28, 2014 - $13,035). Since entering into the program to February 28, 2015, the Company has claimed total incentives of $904,473 and has received a total of $902,836.

Included in accounts receivable as at November 30, 2014 and February 28, 2015, is an amount receivable of $147,776 and $1,637, respectively, due from the Minister of Natural Resources of Canada.

NOTE 16 - SEGMENT INFORMATION

The Company reports a single operating segment, being a producer and seller of biodiesel fuel and biodiesel processing equipment.

Geographic segments:

The Company's assets and operating facilities, other than cash and cash equivalents balances of $4,943 at November 30, 2014 and $24,314 at February 28, 2015, are all located in Canada. The Company services the majority of its customers in the United States. The Company derives its revenue geographically as follows:

	Three Months Ended February 28, 2014	Three Months Ended February 28, 2015
Revenue
United States	$288,978	$843,303
Canada	89,501	41,016

	$378,479	$884,319

NOTE 17 - INTEREST EXPENSE

Interest expense table as follows:

	Three Months Ended February 28, 2014	Three Months Ended February 28, 2015
Interest accrued on promissory notes and term loan	$46,002	$44,901
Interest paid on short-term loan (Note 6)	43,718	22,158
Interest paid on vendor payables	9,008	527
Financing fees	3,306	2,616
	102,035	70,202
Interest income	143	-
Total expense	$101,892	$70,202

NOTE 18 - TECHNOLOGY LICENSING AGREEMENT

On January 19, 2015, the Company signed a Technology Licensing Agreement with a U.S. based entity (the “Licensee”).  The Agreement provides for the Licensee to receive a 99 year non-exclusive license to use Methes’ design and software for a 3,000 liter per hour biodiesel processor to manufacture biodiesel processors for its own projects in the United States. The Agreement provides for the Company to receive a $4 million upfront cash payment, which was originally due on February 20, 2015, and will be entitled to an additional $100,000 for each of the first 40 units manufactured and installed by the Licensee. The Company provided an extension to the initial payment date to allow the Licensee to finalize a pending transaction.  As at February 28, 2015, though they express continuing interest in the transaction with the Company, they still have not finalized their other pending transaction.

NOTE 19 - SUBSEQUENT EVENT

On March 25, 2015, the Company entered into an agreement with a Canadian purchaser for the sale of the Denami 600 biodiesel processor located at its Mississauga facility and a PP-MEC pre-treatment system and received an initial payment of $199,950 (CDN$250,000) from the purchaser. The agreement provides for the payment of the purchase price over five installments, commencing on the date of the agreement. The additional scheduled payments are due upon shipment and installation of the equipment at the purchaser’s facility.

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

During the quarter ended February 28, 2015, one of our main sources of revenue was from the Blenders Tax Credit (the “BTC”).  On December 19, 2014, the BTC was reinstated retroactively to January 2014. In the quarter ended February 28, 2015, $843,338 of our revenues was attributable to the BTC, which represents our negotiated share of the BTC on applicable invoices issued to customers during fiscal 2014.  Historically, one of our main sources of revenue was from the sale of biodiesel fuel. During the quarter ended February 28, 2015, revenue from the sale of biodiesel were significantly reduced since both of our Mississauga and Sombra facilities were idle due to lack of demand for biodiesel at favorable prices.  Among other services and from time to time, we sell feedstock to our network of biodiesel producers, sell their output in the U.S. and Canada, provide them with proprietary software used to operate and control their processors, remotely monitor the quality and characteristics of their output, upgrade and repair their processors, and advise them on adjusting their processes to use varying feedstock and improve their output. Through the accumulation of production data from our network, we are equipped to provide consulting services to network members and other producers for operating their facilities, maintaining optimum production and solving production problems. In addition, we provide assistance to network members and others in production site selection, site development, installation of equipment and commissioning of processors. For our network services and the license of our operating and communications software, we receive a royalty from some network members based on gallons of biodiesel produced.

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

On January 19, 2015, we signed a Technology Licensing Agreement with a U.S. based entity (the “Licensee”).  Under this agreement, we will provide to the Licensee a 99 year non-exclusive license to use Methes’ design and software for a 3,000 liter per hour biodiesel processor to manufacture biodiesel processors for its own projects in the United States. We are entitled to receive a $4 million upfront cash payment, which was originally due on February 20, 2015, and will be entitled to an additional $100,000 for each of the first 40 units manufactured and installed by the Licensee. We provided an extension of the initial payment date to allow the Licensee to finalize a pending transaction.  At this time, though they express continuing interest in this transaction, they still have not finalized their other pending transaction.

As of February 28, 2015, due in large part to our investment of capital to develop, build and commission our Sombra facility as well as minimal sales of biodiesel, we had a working capital deficiency of $1,201,291. During the three months ended February 28, 2015, we earned net income of $55,940 and had positive cash flow from operations of $38,296. Our Sombra facility is approved by the U.S. Environmental Protection Agency ("EPA") as a Foreign Renewable Fuel Producer and as a result the biodiesel produced at this facility is eligible for export to the United States. Obtaining this approval from the EPA enables us to sell our biodiesel into the U.S., and provides our U.S. importers, including our U.S. wholly-owned subsidiary, the ability to generate Renewable Identification Numbers ("RINs"). RINs are used in the U.S. to track compliance with Renewable Fuel Standard 2 (“RFS2”) and are generated when a gallon of biodiesel is produced in or imported to the U.S.

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

Dependence on significant customers

A large part of our revenue is generated from a few large customers. The sales to these customers are made at spot market prices, and we have no binding purchase agreements for our biodiesel, which could affect the consistency of our revenues. Potential customers for biodiesel regularly bid for biodiesel in the spot market at prices that are quoted on a daily basis. As a matter of convenience, we prefer to deal with customers with whom we have had a past relationship, although the specific customers to whom we sell have varied over time. The loss of one or more customers who have been among our largest customers historically would not have a material adverse effect on our business because we believe that a customer or customers could be replaced by one or more new customers regularly bidding for biodiesel, and we believe this will continue to be the case. For example, in the three months ended February 28, 2015, 69% of our total revenue was from one major customer who was also our largest customer during the year ended November 30, 2014. This customer accounted for 71% of our total revenue during the same period in fiscal 2014.

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

Three months ended February 28, 2014 compared to the three months ended February 28, 2015

Revenue. Our total revenues for the three months ended February 28, 2014 and February 28, 2015 were $378,479 thousand and $884,319 respectively, representing an increase of $505,840 or 134%.  The reasons for this increase are outlined below.

Biodiesel. Biodiesel sales for the three months ended February 28, 2014 and February 28, 2015, excluding government incentives, were $309,537 and $36,638 respectively, a decrease of approximately $272,899 or 88%.  For the three months ended February 28, 2014 and February 28, 2015, our resales of biodiesel purchased from third party producers were $124,764 and $nil, respectively, a decrease of 100%.  Revenue from our internal production, excluding government incentives, for the three months ended February 28, 2014 and February 28, 2015 was $184,773 and $36,638, respectively, a decrease of $148,135 or 80%. For the three months ended February 28, 2014 and February 28, 2015, our average sales price per gallon for 100 percent biodiesel (“B100”) was $5.08 and $5.46, respectively, an increase of $0.38 per gallon, or 7%. Gallons sold for the three months ended February 28, 2014 and 2015 were 61,000 and 6,700 gallons, respectively, a decrease of 54,300 gallons, or 89%.

The BTC provides a $1.00 refundable tax credit per gallon of 100% pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel until its expiration on December 31, 2013. The expiration of the BTC had a negative effect on biodiesel production and sales in 2014. Furthermore, the delay, by the EPA, in establishing the 2014, 2015 and 2016 RVOs has greatly affected the demand for biodiesel so far this year. According to the National Biodiesel Board (“NBB”), 57% of their biodiesel producing members were not producing as of early June 2014.

In December, 2014 the BTC was reinstated retroactively to January 1, 2014. Its reinstatement has had a positive effect on the biodiesel industry and on our financial result as we have been successful at negotiating for a share of the BTC to be paid back to us.  In the quarter ended February 28, 2015, $843,338 of our revenues was attributable to the BTC, which represents our negotiated share of the BTC on applicable invoices issued to customers during fiscal 2014.

Feedstock. For the three months ended February 28, 2014 and February 28, 2015, feedstock sales were $26,623 and $nil, respectively, a decrease of $26,623, or 100%. In the more recent period, with some variations in quantities, we were able to source additional feedstock as well as other products related to the production of biodiesel on the spot market that we resold immediately to our customers in Canada at a profit. We intend to continue with this strategy as opportunities arise to generate additional profit.

Glycerin. For the three months ended February 28, 2014 and February 28, 2015, Glycerin sales were $13,197 and $nil, respectively, a decrease of $13,197.

Government incentives. For the three months ended February 28, 2014 and February 28, 2015 we received $13,035 and $1,637, respectively, a decrease of $11,398, or 87%.  This decrease was related to the decrease in the sales volume of biodiesel in the current quarter.

Equipment sales. For the three months ended February 28, 2014 and February 28, 2015 we generated $647 and $nil, respectively, from equipment sales. Effective January 30, 2014, we entered into a sale and licensing agreement with an Aruba company pursuant to which they agreed to the purchase of a Denami 600 processor   and license our software and monitoring system.  We believe that the Denami 600 will be used for the local production of biodiesel in Aruba and is expected to be built and delivered to Aruba in fiscal 2015.

Royalties. For the three months ended February 28,2014 and February 28, 2015 we received royalties of $nil and $2,706, respectively. Our customers own the Denami 600 processors, but license the software and monitoring system from us in exchange for an ongoing royalty payment of $0.11 per gallon of biodiesel produced by their Denami 600 processors.

Other. Other revenue for the three months ended February 28, 2014 and February 28, 2015 was $15,440 and $843,338, respectively, an increase of $827,898 or 5,362%. This increase is primarily due to the reinstatement of BTC during the three months ended February 28, 2015.  Its reinstatement has had a positive effect on the biodiesel industry and on our financial result as we have been successful at negotiating for a share of the BTC to be paid back to us.

Cost of goods sold. Our cost of goods sold for the three months ended February 28, 2014 and February 28, 2015 were $292,618 and $12,900, respectively, a decrease of $279,718, or 96%. This decrease was primarily due to decrease in costs associated with the decreased quantity of biodiesel sold in the current quarter.

Biodiesel cost of goods sold decreased by $202,020 to $10,980, or 95%, for the three months ended February 28, 2015 compared to cost of goods sold of $213,000 for the three months ended February 28, 2014. If the average feedstock price and the price paid for biodiesel purchased from other biodiesel producers in Canada remained constant for the three months ended February 28, 2015 compared to the same fiscal period in 2014, the decrease in gallons of biodiesel sold would have resulted in $193,550 decrease in the related biodiesel cost of goods sold. The decrease in average feedstock prices from the quarter ended February 28, 2014 to the end of the same period in 2015 resulted in $1,280 of the decrease in biodiesel cost of goods sold.

All other costs of goods sold, excluding biodiesel cost of goods sold, for the three months ended February 28, 2014 and February 28, 2015 were $78,869 and $1,920, respectively.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended February 28, 2014 and February 28, 2015, were $1,465,409 and $753,641, respectively, a decrease of $711,768, or 49%. This decrease was mainly related to a decrease in salaries and wages of $209,000 as a result of layoffs, a decrease in professional fees of $322,500 as a result of a decrease in investor relations consulting services, a decrease in stock option expense of $47,900, a decrease in utilities and office and general expense of $56,000, offset by an increase in currency gain of $51,000 and an increase of $67,680 in expense associated with the issuance of a common stock warrant to a lender (see note 6).

Other expenses and income. For the three months ended February 28, 2014 and February 28, 2015, we incurred interest expenses of $101,892 and $70,202, respectively. These amounts relate to accruals for interest expense associated with our outstanding loans.  For the three months ended February 28, 2014 and February 28, 2015, we paid term loan interest of $43,718 and $22,158, respectively.

Income taxes. No income tax expense or benefit was recorded during the three months ended February 28, 2014 and February 28, 2015 due to ongoing taxable losses. As of February 28, 2015, we were not subject to any uncertain tax exposures.

Net income (loss). For the three months ended February 28, 2015, our net loss decreased by $1.54 million, resulting in a net income of $55,940 from a net loss of $1.48 million for the three months ended February 28, 2014.  The increase in net income for the three months ended February 28, 2015 was primarily due to the increase in gross profit of $785,558 as a result of the reinstatement of BTC during the three months ended February 28, 2015 and a decrease of $711,768 of selling, general and administrative expenses.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations was financed through the sale of our capital stock. At November 30, 2014 and February 28, 2015, we had cash and cash equivalents of $65,649 and $115,585, respectively.

Subsequent to the consummation of our IPO on October 30, 2012, we have raised aggregate net proceeds of approximately $9.5 million from the sale of our equity securities including the following (also, see note 10 of the unaudited condensed consolidated financial statements elsewhere in this report):

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

On August 28, 2014, we entered into a feedstock credit facility with a major provider of credit to the renewable fuels industry (the “Lender”), which will provide us all the feedstock that is required to run at full current capacity and allow us to fulfill future orders for biodiesel from customers that have been approved by the credit department of the Lender (the “Feedstock Credit Facility”).  The facility bears interest at 5% per annum. The facility will initiate upon payment by us of a $400,000 deposit that is required as collateral for the feedstock. As at February 28, 2015 the deposit had not been made.

On January 19, 2015, we signed a Technology Licensing Agreement with a U.S. based entity (the “Licensee”).  The Agreement provides for the Licensee to receive a 99 year non-exclusive license for the use of Methes’ design and software for a 3,000 liter per hour biodiesel processor to manufacture biodiesel processors for its own projects in the United States. The Agreement provides us to receive a $4 million upfront cash payment, which was originally due on February 20, 2015, and will be entitled to an additional $100,000 for each of the first 40 units manufactured and installed by the Licensee. We provided an extension of the initial payment date to allow the Licensee to finalize a pending transaction.  As at February 28, 2015, though they express continuing interest in this transaction, they still have not finalized their other pending transaction.

On March 25, 2015, we entered into an agreement with a Canadian purchaser for the sale of the Denami 600 biodiesel processor located at our Mississauga facility and a PP-MEC pre-treatment system and received an initial payment of $199,950 (CDN$250,000) from the purchaser. The agreement provides for the payment of the purchase price over five installments, commencing on the date of the agreement. The additional scheduled payments are due upon shipment and installation of the equipment at the purchaser’s facility.

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended February 28, 2014 and February 28, 2015:

	(Amounts rounded to nearest thousands) Three months Ended February 28 and February 28
	2014	2015
Net cash flows used in operating activities	$(697)	$38
Net cash flows used in investing activities	(52)	—
Net cash flows provided by financing activities	867	12
Net change in cash and cash equivalents	118	50
Cash and cash equivalents, end of period	$292	$116

Operating activities. Net cash used in operating activities was $697,254 for the three months ended February 28, 2014. For the three months ended February 28, 2014, the net loss was $1.481 million, which includes total non-cash items for depreciation, amortization, stock compensation expense, unrealized foreign exchange gain, deferred financing fees amortization, accrued interest, and issuance of common stock/unit, for services of $378,966. The net cash used in operating activities included a net working capital increase of $405,221. Working capital increases were a result of an increase in customer deposits of $919, a decrease in inventories of 265,599, a decrease of prepaid expense and deposits of $28,217. The net result was cash used in operations of $697,254.

Net cash used in operating activities was $38,296 for the three months ended February 28, 2015. For the three months ended February 28, 2015, the net income was $55,940, which includes total non-cash items for depreciation, amortization, stock compensation expense, unrealized foreign exchange gain, accrued interest and bad debts and issuance of common stock warrants of $87,411. The net cash used in operating activities included a net working capital decrease of $105,055. Working capital decreases were a result of an increase in accounts receivable of $318,640, increase in inventories of $4,068, increase in prepaid expenses of $12,560, increase in deposits and employee loan of $1,697 and an increase in customer deposits of $12,294, offset by an increase in accounts payable and accrued liabilities of $244,204. Our current operating cash requirement is approximately $232,000 per month. However, once our Sombra facility commences full-scale production, we expect to generate positive cash flow from operations.

Investing activities. Net cash used in investing activities for three months ended February 28, 2014 was approximately $52,000, consisting of additions to property, plant and equipment, mainly representing costs related to our Sombra facility. Net cash used in investing activities for the three months ended February 28, 2015 was $nil.

Financing activities. Net cash provided from financing activities for the three months ended February 28, 2014 was approximately $867,000, which mainly included cash proceeds from the private issuances of common stock of $1.8 million offset by payment of financing from credit facility of $1.02 million. Net cash provided by financing activities for the three months ended February 28, 2015 was $11,640 related to advances from long term related party loans.

As of February 28, 2015, due in large part to the funds spent to develop, build and commission our Sombra facility as well as minimal sales of biodiesel, we had a working capital deficiency of $1,201,294.

As at February 28, 2015, due in large part to the funds spent to develop and build our Sombra facility as well as minimal sales of biodiesel, we had an accumulated deficit of $22,159,477 and significant losses and negative cash flows from operations in prior periods. In addition, as at February 28, 2015, we have working capital deficiency of $1,201,291. Further, our Sombra facility is now idle because of lack of demand for biodiesel at favorable prices. When put back into commercial production, we anticipate that our Sombra facility will generate positive cash flow from operations and will operate profitably once a sufficient level of commercial operations is achieved. However, there is uncertainty that this will occur in the near future so as to enable us to meet our obligations as they come due. As a result, there is substantial doubt regarding our ability to continue as a going concern. We may require additional financing to fund our operations, which may not be available at acceptable terms or at all. We plan on utilizing the existing feedstock credit facility once our Sombra facility recommences commercial operations, and finalizing the terms of the Technology Licensing Agreement as described in sources of liquidity above. Also, subsequent to the quarter-end, the Company entered into an agreement to sell the Modular continuous flow biodiesel processor (Unit) located at its Mississauga facility as described in subsequent events above.

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

On December 18, 2014, we issued a 5-year common stock warrant exercisable for up to 150,000 shares at $0.95 per share, to a lender.  The estimated fair value of the warrant was $67,680 and is included in the selling, general and administrative expenses (see note 6).

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Form of 5-year common stock warrant exercisable for up to 150,000 shares at $0.95 per share, dated December 18, 2014*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
_______
*         Filed herewith.
**       Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Methes Energies International Ltd.

Dated: April 13, 2015	/s/ Michel G. Laporte
Michel G. Laporte, Chief Executive Officer
(Principal Executive Officer)

Dated: April 13, 2015	/s/ Edward A. Stoltenberg
Edward A. Stoltenberg, Chief Financial Officer
(Principal Financial Officer)