Form 10-Q
period 2015-05-31
METHES ENERGIES INTERNATIONAL LTD
filed 2015-07-14
CIK 1436549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

As of July 14, 2015, the registrant has 13,810,431 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2014 AND MAY 31, 2015

(EXPRESSED IN US$)

	November 30, 2014	May 31, 2015
	(Audited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$65,649	$74,337
Accounts receivable, net (notes 12, 13, 15 and 19)	247,771	716,232
Inventories (note 3)	410,699	367,166
Prepaid expenses and deposits	41,692	66,593
Total current assets	765,811	1,224,328

Deposits	18,891	20,609
Property, plant and equipment, net (note 4)	7,845,745	7,121,339
Intangible assets, net	372,811	362,709
Total assets	$9,003,258	$8,728,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable (note 13)	$634,466	$983,755
Accrued liabilities	214,240	305,285
Customer deposits	144,640	8,041
Deferred gain on sale of equipment	-	174,909
Payable to related party (note 5)	81,382	84,582
Total current liabilities	1,074,728	1,556,572

Mortgage loan - July 2013 (note 6)	1,180,035	1,085,535
Term loan (note 8)	1,837,188	1,896,868
	3,017,233	2,982,403

Payable to related party (note 7)	772,270	830,863
Total liabilities	4,864,221	5,369,838

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 111,822 and 111,822 shares issued and outstanding as at November 30, 2014 and May 31, 2015, respectively (note 10)	112	112
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,510,431 shares issued and outstanding at November 30, 2014 and May 31, 2015, respectively (note 10)	11,509	11,509
Additional paid-in capital	26,342,831	26,412,144
Accumulated deficit	(22,215,415)	(23,064,618)
Total stockholders’ equity	4,139,037	3,359,147
Total liabilities and stockholders’ equity	$9,003,258	$8,728,985
Going concern (note 1) Commitments (note 14) Subsequent events (note 20)

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2014 AND MAY 31, 2015 (Unaudited)

(EXPRESSED IN US$)

	Three Months Ended May 31, 2014	Three Months Ended May 31, 2015	Six Months Ended May 31, 2014	Six Months Ended May 31, 2015

Revenue
Biodiesel sales	$316,294	$10,574	$625,831	$47,212
Feedstock sales	69,719	3,357	96,341	3,357
Glycerin sales	10,649	3,893	23,847	3,893
Government incentives (note 15)	25,557	—	38,592	1,637
Equipment sales	750	—	1,397	—
Royalties	11,454	3,270	11,454	5,976
Other including Blenders’ Tax Credit (note 12)	4,982	(754)	20,421	842,584
	439,405	20,340	817,883	904,659
Cost of goods sold	371,921	49,175	664,540	62,076
Gross profit	67,484	(28,835)	153,343	842,583

Operating expenses

Selling, general and administrative expenses (notes 4, 10, 11 and 13)	1,442,291	786,613	2,907,700	1,540,254
Loss before interest and taxes	(1,374,807)	(815,448)	(2,754,357)	(697,671)

Other income (expenses)
Rental income	—	—	—	8,364
Interest expense (notes 5, 6, 7, 8 and 17)	(192,035)	(89,694)	(293,927)	(159,896)
Loss before income taxes	(1,566,842)	(905,142)	(3,048,284)	(849,203)

Income taxes	—	—	—	—
Net loss for the period	$(1,566,842)	$(905,142)	$(3,048,284)	$(849,203)

Net Loss Per Common Share - Basic and Diluted	$(0.18)	$(0.08)	$(0.36)	$(0.07)
Weighted average number of common shares - Basic and Diluted	8,702,605	11,510,431	8,411,002	11,510,431

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED NOVEMBER 30, 2014 AND THE SIX MONTHS ENDED MAY 31, 2015 (Unaudited)

(EXPRESSED IN US$)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at November 30, 2013	7,231,417	$7,231	260,782	$261	$18,532,803	$(15,892,703)	$2,647,592
Issuance of Common Stock units under private placement (note 10)	1,081,161	1,081	—	—	2,161,240	—	2,162,321
Issuance of Common Stock under public offering (note 10)	2,800,000	2,800	—	—	5,597,200	—	5,600,000
Issuance Cost - Common Stock	—	—	—	—	(949,358)	—	(949,358)
Issuance of Common Stock units upon conversion of Preferred Stock units (note 10)	148,960	149	(148,960)	(149)	—	—	—
Issuance of Common Stocks upon conversion of dividends on Preferred Stock (note 10)	7,205	7	—	—	16,229	(16,236)	—
Issuance of Common Stock units for cash (note 10)	16,129	16	—	—	99,984	—	100,000
Issuance of Common Stock for services (note 10)	183,871	184	—	—	545,566	—	545,750
Issuance of Common Stock for loan settlement (note 10)	34,688	34	—	—	127,965	—	127,999
Issuance of Common Stock upon conversion of placement agent Warrants (note 10)	7,000	7	—	—	13,993	—	14,000
Stock-based compensation	—	—	—	—	197,209	—	197,209
Net loss for the year	—	—	—	—	—	(6,306,476)	(6,306,476)
Balance at November 30, 2014	11,510,431	$11,509	111,822	$112	$26,342,831	$(22,215,415)	$4,139,037
Stock based compensation (note 11)	—	—	—	—	1,633	—	1,633
Issuance of common stock warrants (note 10)	—	—	—	—	67,680	—	67,680
Net loss for the period	—	—	—	—	—	(849,203)	(849,203)
Balance at May 31, 2015	11,510,431	$11,509	111,822	$112	$26,412,144	$(23,064,618)	$3,359,147

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2014 AND MAY 31, 2015 (Unaudited)

(EXPRESSED IN US$)

	Six Months Ended May 31, 2014	Six Months Ended May 31, 2015
Cash flows from operating activities:
Net loss for the period	$(3,048,284)	$(849,203)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	222,197	214,521
Stock-based compensation	95,749	1,633
Unrealized foreign exchange gain	(40,357)	(94,500)
Deferred financing fees amortization	42,715	—
Accrued interest	90,623	89,834
Bad debts	35,662	(35,662)
Issuance of common stock/units for consulting services	371,854	—
Issuance of common stock warrants to a lender	—	67,680

Changes in operating assets and liabilities:
Accounts receivable	982,617	(276,323)
Inventories	551,335	43,533
Prepaid expenses and deposits	(240,184)	(26,619)
Accounts payable and accrued liabilities	(1,012,596)	440,334
Deferred gain on sale of equipment	-	174,909
Customer deposits	919	(136,599)
Net cash used in operating activities	(1,947,750)	(386,462)

Cash flows from investing activities:
Additions to property, plant and equipment	(90,027)	—
Proceed from sale of equipment (note 19)	—	363,510
Net cash (used in) provided by investing activities	(90,027)	363,510

Cash flows from financing activities:
Repayment of credit facility	(1,019,513)	—
Advances from term loans	135,705	—
Repayments of term loans	(269,401)	—
Advances from related parties and others	172,000	31,640
Repayments to related parties and others	(33,835)	—
Issuance of common stock/units under private placement	6,812,963	—
Issuance of common stock/units for cash	100,000	—
Issuance of common stock upon conversion of placement agent warrants	14,000	—
Net cash provided by financing activities	5,911,919	31,640
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,874,142	8,688
Cash and cash equivalents, beginning of period	174,084	65,649

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,048,226	$74,337

Supplemental disclosures of cash flow information
Interest paid	$216,674	$66,483
Common shares issued as repayment of loan	$128,000	$—
Common share warrants issued	—	67,680

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

As of May 31, 2015

(Expressed in US$)

NOTE 1 - NATURE OF THE BUSINESS AND GOING CONCERN

Methes Energies International Ltd. (the “Company”, or “Methes”) was incorporated on June 27, 2007 in the State of Nevada. Methes, through its operations in Canada and the United States, is a biodiesel processing equipment provider and a biodiesel producer. The Company has developed biodiesel processing equipment to produce biodiesel from recycled oils as well as pre-treatment technology to clean oils for the production of biodiesel. The Company, through its wholly-owned subsidiary Methes Energies Canada Inc. (“Methes Canada”), owns a biodiesel manufacturing facility capable of producing 13.0 million gallons per year (mgy) of biodiesel located in Sombra, Ontario. In addition to Methes Canada, Methes Energies USA Ltd. (“Methes USA”) was incorporated as the wholly-owned subsidiary of the Company on June 27, 2007. All references in this Form 10-Q to “Company,” “Methes,” “we,” “us,” or “our” refer to Methes Energies International Ltd. and its wholly owned subsidiaries Methes Canada and Methes USA unless the context otherwise indicates.

As at May 31, 2015, due in large part to the funds spent to develop and build its Sombra facility as well as minimal sales of biodiesel, the Company had an accumulated deficit of $23,064,618 and significant losses and negative cash flows from operations in prior periods. In addition, as at May 31, 2015, the Company had working capital deficiency of $332,244. During the six months ended May 31, 2015, the Company incurred a loss of $849,203 and had negative cash flows from operations of $386,462. The Sombra facility is now idle because of a lack of demand for biodiesel at favorable prices. If put back into commercial production and under better market conditions, the Company anticipates that its Sombra facility will generate positive cash flow from operations and will operate profitably once a sufficient level of commercial operations is achieved. However, there is uncertainty that this will occur in the near future so as to enable the Company to meet its obligations as they come due. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern. The Company may require additional financing to fund its operations, which may not be available at acceptable terms or at all. During the six months ended May 31, 2015, the Company sold the Denami 600 biodiesel processor located at its Mississauga facility and a PP-MEC pre-treatment system as described in note 19. In addition, the Company expects to start offering Epoxidized Soybean Oil (“ESO”) and Natural Polyol before the end of 2015. On May 19, 2015, the Company announced, via press release, that it will start offering ESO and Natural Polyol in order to expand its bio-based product line. On June 29, 2015, the Company entered into a securities purchase agreement with six accredited investors for a registered direct placement and the issuance and sale of an aggregate of 2,300,000 shares of its Common Stock and warrants to purchase up to an additional 1,781,292 shares of its Common Stock (the “Offering”) (see note 20).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with FASB ASC 705 “Cost of Sales and Services”. Shipping and handling costs for the three and six months ended May 31, 2015 were $(6,178) and $11,703, respectively (three and six months ended May 31, 2014 was $8,032 and $23,602, respectively). Costs related to raw materials purchased, are included in inventory or cost of goods sold, as appropriate. While amounts charged to customers for shipping product are included in revenues, the related outbound freight costs are included in expenses as incurred.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Potential tax benefits from net operating losses and foreign tax credit carry forwards are not recognized by the Company until their realization is more likely than not. The Company assesses the validity of conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause the Company to change their judgment regarding the likelihood of a tax position’s sustainability under audit. The Company has determined that there were no material uncertain tax positions as at November 30, 2014 and May 31, 2015.

Per Share Data

Basic earnings per share (“EPS”) is determined by dividing net earnings available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. In computing diluted EPS, the average number of shares of Common Stock outstanding is increased by Common Stock options and warrants outstanding if the exercise prices were lower than the average market price of Common Stocks using the treasury stock method. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. Potentially dilutive shares include 3,923,149 warrants, 353,922 Common Stock options and 111,822 shares of Preferred Stock issued and outstanding as at May 31, 2014 and 4,073,149 warrants, 426,819 Common Stock options and 111,822 shares of Preferred Stock issued and outstanding as at May 31, 2015. All outstanding warrants, preferred shares and options have an anti-dilutive effect on the loss per share and are therefore excluded from the determination of the diluted loss per share calculation for the three and six months ended May 31, 2014 and May 31, 2015.

Comparative figures

Certain comparative amounts have been reclassified to conform with the basis of presentation used in the current period. These reclassifications had no effect on the reported results of operations.

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

NOTE 3 - INVENTORIES

Inventories consisted of the following:

	As at November 30, 2014	As at May 31, 2015

Raw materials	$199,669	$216,350
Finished goods	199,664	139,450
Equipment	11,366	11,366
	$410,699	$367,166

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

	As at May 31, 2015			As at November 30, 2014
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value

Sombra site:
Land	$409,134	$—	$409,134	$409,134
Building	2,944,356	352,323	2,592,033	2,628,838
Equipment	775,865	546,295	229,570	283,201
Equipment - Denami 3000	4,254,995	444,138	3,810,857	3,895,956
Computer equipment	11,835	11,787	48	937
Vehicle	11,622	2,034	9,588	10,169
Mississauga site:
Computer equipment	23,464	23,464	—	1
Leasehold improvements	102,201	71,197	31,004	36,200
Equipment and fixtures	255,463	216,358	39,105	51,721
Equipment - Denami 600 (note 19)	—	—	—	529,588
	$8,788,935	$1,667,596	$7,121,339	$7,845,745

Total depreciation expense included in selling, general and administrative expenses in the unaudited consolidated statements of operations related to property, plant and equipment for the three and six months ended May 31, 2015 was $99,682 and $204,419 respectively. (three and six months ended May 31, 2014 was $106,317 and $212,095, respectively).

NOTE 5 - PAYABLE TO RELATED PARTY

Payable to related parties is comprised of the following:

	As at November 30, 2014	As at May 31, 2015

Michel G. Laporte (stockholder and Director)	$81,382	$84,582

The promissory note bears interest at 8% per annum, is unsecured and is payable on demand.

Interest expense incurred during the three and six months ended May 31, 2015 was $1,600 and $3,200 (three and six months ended May 31, 2014 - $nil and $nil).

NOTE 6 - MORTGAGE LOAN - JULY 2013

	As at November 30, 2014	Interest Accrued	Repayments	Foreign Exchange Adjustments	As at May 31, 2015

Mortgage loan (July 2013)	$1,180,035	$—	$—	$(94,500)	$1,085,535

On July 12, 2013, Methes Canada entered into a term loan facility agreement with a lender (the “Agreement”) pursuant to which Methes Canada was able to borrow up to $1,279,680 (CDN$1,600,000) for a term of 12 months at an interest rate of 12% per annum (the “July 2013 Facility”). Under the terms of the Agreement, interest is payable monthly and outstanding principal is due at maturity. Outstanding principal would be prepayable after six months upon 30 days’ notice and payment of a penalty equal to one-month’s interest. The July 2013 Facility is collateralized by a security agreement from Methes Canada on certain of its assets except for accounts receivable and inventory and a first collateral mortgage on its real property located at Sombra, Ontario. The July 2013 Facility prohibits payment of debt owed by the Company to certain of its stockholders, a director and an unrelated Corporation (see notes 5, 7 and 8) during the life of the facility and contains other customary debt covenants.

On June 23, 2015, the Agreement was amended to extend its term to July 1, 2016, with all other provisions to continue in full force and effect including monthly payment of interest.

Interest expense incurred during the three and six months ended May 31, 2015 was $43,540 and $65,699 (three and six months ended May 31, 2014 - $43,850 and $87,568).

NOTE 7 - PAYABLE TO RELATED PARTY

Payable to related party includes promissory notes due to Michel G. Laporte, the chief executive officer, a stockholder and director of the Company. The promissory notes bear interest at 8% per annum, are unsecured and payable on demand. Mr. Laporte has agreed not to demand payment until June 1, 2016.

The principal amount outstanding as at May 31, 2015 was an aggregate of $694,640 and the total accrued interest was $136,223 (as at November 30, 2014, principal of $663,000 and interest of $109,270).

Interest expense incurred during the three and six months ended May 31, 2015 was $13,493 and $26,954, (three and six months ended May 31, 2014 - $13,260 and $26,520).

NOTE 8 - TERM LOAN

Term loan includes promissory notes due to an unrelated Corporation. The promissory notes bear interest at 8% per annum, are unsecured and payable on demand. The unrelated Corporation has agreed not to demand payment until June 1, 2016.

The principal amount outstanding as at May 31, 2015 was an aggregate of $1,492,000 and the total accrued interest was $404,868 (as at November 30, 2014, principal of $1,492,000 and total interest of $345,188).

Interest expense incurred during the three and six months ended May 31, 2015 was $29,840 and $59,680 (three and six months ended May 31, 2014 - $29,040 and $55,898).

NOTE 9 - CREDIT FACILITY

On August 28, 2014, the Company entered into a feedstock credit facility with a major provider of credit to the renewable fuels industry (the “Lender”), which will provide the Company all the feedstock required to run at full capacity and allow the Company to fulfill future orders for biodiesel that it receives from its customers that have been approved by the credit department of the Lender. The Company had also agreed to a biodiesel sales contract subject to the Lender’s approval and subject to a tripartite payment and Assignment Agreement. The facility bears interest at 5% per annum. The facility will initiate upon payment by the Company of a $400,000 deposit that is required as collateral for the feedstock. As at May 31, 2015 the deposit had not been made.

During the 2014 fiscal year, the Company began entering into certain derivative contracts with the Lender to hedge its exposure to price risk related to feedstock oil. The Company recorded realized losses during the three and six months ended May 31, 2015 of $nil and $nil (three and six months ended May 31, 2014 - $ nil and $nil) as part of cost of goods sold upon expiry of these contracts. As at May 31, 2015, and November 30, 2014 no derivative futures contracts or call options were outstanding.

NOTE 10 - STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 and had 11,510,431 shares of Common Stock issued and outstanding as of November 30, 2014 and May 31, 2015.

	No. of Shares	Price per Share
Common Stock

Balance as at November 30, 2013	7,231,417
Issuance of shares under private placement	1,081,161	$2.00
Issuance of shares under public offering	2,800,000	$2.00
Issuance of shares upon conversion of Preferred Stocks units	148,960	$2.26
Issuance of shares upon conversion of accrued dividends on Preferred Stocks units	7,205	$2.26
Issuance of shares for cash	16,129	See below
Issuance of shares for services	183,871	See below
Issuance of shares for loan settlement	34,688	$3.69
Issuance of shares upon conversion of Placement Agent Warrant	7,000	2.00
Balance as at November 30, 2014 and May 31, 2015	11,510,431

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

During the six months ended May 31, 2015, the following issuance was completed:

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

PREFERRED STOCK

The Company is also authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 and had 111,822 and 111,822 shares of preferred stock issued or outstanding as of November 30, 2014 and May 31, 2015.

As at May 31, 2015, total accumulated dividends are $40,759, that have not been declared or accrued (November 30, 2014 - $23,004).

STOCK WARRANT TABLE:

	Grant Date	Exercise Period	No of Warrants	Exercise Price per share	Fair Value of Broker Warrants

Balance as at November 30, 2013			2,678,872
Common Stock Warrants issued – Private Placement	Dec. 20, 2013	5 years from grant date	1,081,161	$4.00
Placement Agent Warrant – Private Placement	Dec. 20 2013	5 years from grant date	108,116	$2.00	$257,553
Placement Agent Warrant – Private Placement (November 27, 2013)	Dec. 20 2013	5 years from grant date	5,000	$2.00	$6,403
Common Stock Warrant issued-accredited investor	Jan. 10, 2014	5 years from grant date	50,000	$4.00
Placement Agent Warrant exercise			(7,000)	$2.00
Common Stock Warrant issued upon exercise of Placement Agent Warrant	May 9 and 14, 2014	Dec. 20, 2018	7,000	$4.00
Balance as at November 30, 2014			3,923,149
Common Stock Warrant issued (note 10)	December 18, 2014	5 years from grant date	150,000	$0.95
Balance as at May 31, 2015			4,073,149

NOTE 11 - STOCK-BASED COMPENSATION

2008 Option Plan:

The Company’s Amended and Restated the 2008 Directors, Officers and Employees Stock Option Plan, which was originally approved by the stockholders at the annual general meeting of the Company held on December 5, 2007, and subsequently amended by the stockholders on July 23, 2008. This plan was established to enable the Company to attract and retain the services of highly qualified and experienced directors, officers, employees and consultants and to give such persons an interest in the success of the Company and its subsidiaries. The total number of shares currently authorized under the plan is 391,134. The options and awards will be granted at the discretion of the Board of Directors. Options issued under the plan that are deemed to be incentive stock options will be priced at not less than 100% of the fair market value of the common shares at the date of the grant, subject to certain limitations for 10 percent stockholders. The fair value of each option granted was estimated at the time of grant using the Black-Scholes option pricing model. There were no options granted during the six months ended May 31, 2014 and 2015.

All the grants vest quarterly over a two year period and expire on the tenth anniversary of the grant date. The following table summarizes the stock option activities of the Company.

Number of options
Outstanding as of November 30, 2013	365,931
Granted	—
Exercised	—
Cancelled/forfeited	(5,215)
Outstanding as of May 31, 2014	360,716
Granted	—
Exercised	—
Cancelled/forfeited	(28,682)
Outstanding as of November 30, 2014	332,034
Granted	—
Exercised	—
Cancelled/forfeited	(5,215)
Outstanding as of May 31, 2015	326,819

The stock-based compensation for the three and six months ended May 31, 2015 was $624 and $1,633 (three and six months ended May 31, 2014 - $2,824 and $7,696). The Company recorded this in selling, general and administrative expenses with the corresponding credit to additional paid-in capital.

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

As of May 31, 2015 the Company has a total of 326,819 options outstanding to purchase Common Stock held by employees, directors and advisory board members, of which 325,569 are vested and exercisable. All of these outstanding stock options have an exercise price above the average market price. As of May 31, 2015, the total fair value of the options granted to employees at the respective grant dates was $1,136,616, of which the unrecognized portion of $268 related to the unvested shares associated with these stock option grants will be recognized over a period of 6 months.

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

Outstanding as at November 30, 2013 and May 31, 2014	100,000
Granted	—
Exercised	—
Cancelled/forfeited	—
Outstanding as of November 30, 2014 and May 31, 2015	100,000

The share-based compensation for the three months and six months ended May 31, 2015 was $nil and $nil (three and six months ended May 31, 2014 - $44,026 and $88,052). The Company recorded this in selling, general and administrative expenses with the corresponding credit to additional paid-in capital.

As of May 31, 2015 the Company has granted options to purchase a total of 100,000 shares of Common Stock at an exercise price of $3.94 per share, to its four independent directors and chief financial officer, all of which are currently outstanding and are vested and exercisable. All of these outstanding stock options have an exercise price equal to the fair market price on the date of grant. As of May 31, 2015, the total fair value of the options granted to the independent directors and chief financial officer at the respective grant dates was $292,174, all of which has been fully recognized as they are fully vested.

NOTE 12 - OTHER REVENUE

During the three and six months ended May 31, 2015, the Company recognized $nil and $843,338, (three and six months ended May 31, 2014 - $nil and $nil) as other revenue, mainly comprising of the Blenders Tax Credit (“BTC”) on applicable invoices issued to customers during fiscal 2014 amounting to $828,177. The accounts receivable as at May 31, 2015 include $161,292 relating to the BTC.

NOTE 13 - FAIR VALUE MEASUREMENTS, CONCENTRATIONS AND RISK

a) The Company’s cash and cash equivalents, which are carried at fair values, are classified as a level 1 financial instrument at November 30, 2014 and May 31, 2015.

b) The Company is exposed to the following concentrations of risk:

Major Customers

Two major customers comprised 74% and 85% of total revenue for the three and six months ended May 31, 2015 (three and six months ended May 31, 2014 - two major customers comprised 66% and 68% of total revenue).

As at May 31, 2015, the accounts receivable balance from two major customers was $nil and $185,486, respectively. (November 30, 2014: $24,306 and $24,194).

Major Vendors

The Company has an exclusive agreement to manufacture biodiesel processor equipment with a third party equipment manufacturer. During the three months and six months ended May 31, 2015, the Company made purchases of $nil and $nil (three and six months ended May 31, 2014 - $nil and $nil) from this equipment manufacturer. As of November 30, 2014 and May 31, 2015, the Company had accounts payable of $6,837 and $nil owing to this equipment manufacturer, respectively.

The Company’s purchases of feedstock oil and biodiesel from third parties for the three and six months ended May 31, 2015 were $nil and $nil (three and six months ended May 31, 2014 - $nil and $nil).

As at November 30, 2014, the accounts payable balance to two major vendors were $nil, and $6,398.

As at May 31, 2015, the accounts payable balance from two major vendors were $nil and $nil.

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

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations, and arises principally from the Company’s cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with institutions of high creditworthiness. The carrying value of the financial assets represents the maximum credit exposure.

The Company minimizes credit risk by routinely reviewing the credit risk of the counterparty to the arrangement and has maintained an allowance for doubtful accounts of $30,000 related to credit risk as at May 31, 2015 ($65,661 as at November 30, 2014), which is considered adequate.

Currency Risk

The Company is exposed to the financial risk related to the fluctuation of foreign exchange rates. The Company’s functional currency is U.S. dollars. A significant change in the currency exchange rates between the U.S. dollar relative to the Canadian dollar could have an effect on the Company’s results of operations, financial position and cash flows. The Company has not entered into any derivative financial instruments to manage exposures to currency fluctuations.

Included in selling, general and administrative expenses are foreign currency gains (losses) for the three and six months ended May 31, 2015 of $10,503 and $137,303 (three and six months ended May 31, 2014 of $49,576 and ($30,210)).

The significant Canadian dollar balances and exchange differences are as follows:

	CDN$	USD$ Historical	USD – May 31, 2015
Note 6: Mortgage loan (“July 2013”) - Principal	$1,350,000	$1,299,915	$1,085,535
Note 19: Receivable from sale of equipment	575,000	456,387	462,357

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company has a working capital deficiency, and is exposed to this risk mainly in respect of its accounts payable and accrued liabilities (see note 1).

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

As at May 31, 2015, Methes Canada must pay in addition to other amounts, such as its pro rata share of taxes, the following amounts over the term of the lease:

Annual
Minimum Rent

2015 - remainder	$58,280
2016	$116,561
2017	$116,561
2018	$9,713

Railroad Car Leases:

As at May 31, 2015, the Company is a party to the following lease agreements for railcars at its Sombra facility:

	Start Date	End Date	Term
Four railcars at $3,100 per month	August 1, 2013	July 31, 2018	60 months
Four railcars at $3,100 per month	April 1, 2013	March 31, 2018	60 months
Four railcars at $3,140 per month	December 1, 2011	November 30, 2016	60 months
One railcar at $575 per month	January 1, 2012	December 31, 2016	60 months
One railcar at $575 per month	May 1, 2012	June 30, 2015	36 months

Annual Minimum Rent

2015 - remainder	$60,065
2016	$118,980
2017	$74,975
2018	$37,200

NOTE 15 - CONTRIBUTION AGREEMENTS WITH MINISTER OF NATURAL RESOURCES OF CANADA

Mississauga Facility:

In 2009, the Company entered into a Non-Refundable Contribution Agreement with the Minister of Natural Resources of Canada for the Mississauga facility under the ecoENERGY for Biofuels program. Under this agreement, as amended, the Company was eligible to receive up to $4,350,181 (CDN$5,410,000) in the years from 2009 to 2016 from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company. On December 24, 2014 the Natural Resources of Canada terminated the Contribution Agreement for the Mississauga facility as it was not being used to meet the minimum production requirement.

Since entering into the program to May 31, 2015, the Company has claimed and received total incentives of $1,458,286.

Sombra Facility:

In 2010, the Company applied for an incentive under the ecoENERGY for Biofuels program for its Sombra facility and was approved by the Canadian government. The final Contribution Agreement with the Minister of Natural Resources of Canada for the Sombra facility under the ecoENERGY for Biofuels program was signed by the Company and the Canadian Government on December 6, 2011. Under this agreement, as amended, the Company may receive a total of up to $4,020,500 (CDN$5,000,000) during program years 2015-2016 and 2016-2017, from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company.

For the three and six months ended May 31, 2015, the Company claimed incentives of $nil and $1,637 (three and six months ended May 31, 2014 - $25,557 and $38,592). Since entering into the program to May 31, 2015, the Company has claimed total incentives of $904,473 and has received a total of $902,836.

Included in accounts receivable as at November 30, 2014 and May 31, 2015, is an amount receivable of $147,776 and $1,637, respectively, due from the Minister of Natural Resources of Canada.

NOTE 16 - SEGMENT INFORMATION

The Company reports a single operating segment, being a producer and seller of biodiesel fuel and biodiesel processing equipment.

Geographic segments:

The Company’s assets and operating facilities, other than cash and cash equivalents balances of $4,943 at November 30, 2014 and $3,833 at May 31, 2015, are all located in Canada. The Company services the majority of its customers in the United States. The Company derives its revenue geographically as follows:

	Three Months Ended May 31, 2014	Three Months Ended May 31, 2015	Six Months Ended May 31, 2014	Six Months Ended May 31, 2015
Revenue
United States	$289,778	$-	$570,972	$836,353
Canada	149,627	20,340	246,911	68,306

	$439,405	$20,340	$817,883	$904,659

NOTE 17 - INTEREST EXPENSE

Interest expense table as follows:

	Three Months Ended May 31, 2014	Three Months Ended May 31, 2015	Six Months Ended May 31, 2014	Six Months Ended May 31, 2015
Interest accrued on promissory notes	$44,849	$44,933	$90,851	$89,834
Interest paid on mortgage loan (Note 6)	43,850	43,540	87,568	65,699
Interest paid (reversed) on vendor payables	101,146	(4,401)	110,159	(3,875)
Financing fees	2,190	5,629	5,496	8,245
	192,035	89,701	294,074	159,903
Interest income	—	7	147	7
Total expense	$192,035	$89,694	$293,927	$159,896

NOTE 18 - TECHNOLOGY LICENSING AGREEMENT

On January 19, 2015, the Company signed a Technology Licensing Agreement with a U.S. based entity (the “Licensee”).  The Agreement provides for the Licensee to receive a 99 year non-exclusive license to use Methes’ design and software for a 3,000 liter per hour biodiesel processor to manufacture biodiesel processors for its own projects in the United States. The Agreement provides for the Company to receive a $4 million upfront cash payment, which was originally due on February 20, 2015, and will be entitled to an additional $100,000 for each of the first 40 units manufactured and installed by the Licensee. The Company provided an extension to the initial payment date to allow the Licensee to finalize a pending transaction.  As at May 31, 2015, though they express continuing interest in the transaction with the Company, they still have not finalized their other pending transaction.

NOTE 19 - SALE OF EQUIPMENT

On March 25, 2015, the Company entered into an agreement with a Canadian client for the sale of the Denami 600 biodiesel processor located at its Mississauga facility and a PP-MEC pre-treatment system at a sales price of $819,897 (CDN$1,025,000) and received an initial payment of $199,950 (CDN$250,000) from the purchaser. The agreement provides for the payment of the purchase price over five installments, commencing on the date of the agreement. The agreement also includes certain performance conditions from both parties including that the Purchaser may terminate the agreement if the equipment is not installed and operational.  The additional scheduled payments are due upon the final truck load, delivery, installation and the start of production at the purchaser’s facility. On April 23, 2015, the second instalment of $163,560 (CDN$200,000) was received in regards to the equipment sale. As at May 31, 2015, the related outstanding accounts receivable balance was $456,387 (CDN$575,000).

The difference between the sale price of $819,897 (CDN$1,025,000) and the net book value of the equipment amounting to $519,988 has been recorded as deferred gain of $174,909, net of additional estimated costs of $125,000, in the balance sheet and will be recognized in the statement of operations when the performance conditions mentioned above are met.

NOTE 20 - SUBSEQUENT EVENTS

As disclosed in note 6, on June 23, 2015, an amendment was made to the July 2013 Facility to extend the term of the Agreement to July 1, 2016. All other provisions of the Agreement will continue in full force and effect, including monthly payment of interest.

On July 1, 2015, the Company consummated a registered direct offering with select institutional investors for the issuance and sale of an aggregate of 2,300,000 shares of Common Stock and warrants to purchase up to an additional 1,781,292 shares of its Common Stock (the “Offering”). The Common Stock and warrants were sold in units (each a “Unit”), with each Unit consisting of one share of Common Stock and a warrant to purchase 0.7745 of one share of Common Stock at an exercise price of $0.882 per share of Common Stock (“Warrant”). Each Warrant will be exercisable starting six months after July 1, 2015 and has a term of 5.5 years.  Gross proceeds from the Offering were $1,250,050. The net proceeds to the Company from the Offering, after deducting fees and estimated offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants, were approximately $1.1 million.

The Offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-195271) previously filed with the Securities and Exchange Commission and declared effective on May 14, 2014, and a prospectus supplement thereunder, and pursuant to that certain Rule 462(b) Registration Statement (No. 333-205367) previously filed with the Securities and Exchange Commission on June 30, 2015.

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

Overview

We are a renewable energy company that offers a variety of products and services to biodiesel fuel producers, including Denami® biodiesel processors that are unique, compact, fully automated and state-of-the-art, which can produce biodiesel from a wide variety of feedstocks in a continuous flow process. We also offer pre-treatment equipment and our proprietary PP-MEC Catalyst that enable various feedstocks, including non-food grade corn oil, to be converted into biodiesel more efficiently, with less catalyst, increased yields and without separate degumming or wax removal, than other pre-treatment processes. In the case of biodiesel produced from corn oil, our PP-MEC Catalyst also eliminates the red coloration, an undesirable feature causing confusion between red biodiesel for off-road use and biodiesel saleable for use in on-road vehicles. In addition, we expect to start offering Epoxidized Soybean Oil (“ESO”) and natural polyol before the end of 2015.

We market and sell biodiesel fuel produced at our 13 million gallons per year (mgy) facility in Sombra, Ontario, to customers in U.S. and Canada, as well as providing multiple biodiesel fuel solutions to our clientele. Among our services are selling commodities to our network of biodiesel producers, selling our biodiesel production, providing clients with proprietary software to operate and control their processors. We also remotely monitor the quality and characteristics of our clients’ biodiesel production, upgrade and repair their processors and advise our clients on adjusting their processes to use varying feedstock to improve the quality of their biodiesel.

Network members produce biodiesel through use of Denami 600 processors purchased from us, which have a maximum rated capacity of 1.3 mgy of biodiesel. We now offer new network members Denami 3000 processors, designed to produce up to 6.5 mgy of biodiesel. Denami processors are designed to meet the needs of 2 to 20 mgy biodiesel producers. We believe that these small and medium-scale producers will be the fastest growing segment of the biodiesel market. Our processors are flexible and can use a variety of virgin vegetable oils, used vegetable oil and rendered animal fat feedstock, allowing operators to take advantage of feedstock buying opportunities and, through use of the PP-MEC Catalyst can more efficiently convert certain feedstocks into biodiesel. Denami processors can be easily retrofitted to take full advantage of the PP-MEC Catalyst, have low production and labor costs, minimize electrical use and utilize water only in closed loop components for cooling purposes. The absence of waste water discharge has facilitated obtaining environmental permits for our facilities and those of our customers.

Currently, our Sombra facility is idle because of a lack of demand for biodiesel at favorable prices. On May 29, 2015, the U.S. Environmental Protection Agency (EPA) announced new preliminary requirements for use of biodiesel in 2015, 2016 and 2017. We believe that when these minimum requirements are finalized later this year, it will increase demand for biodiesel and may improve market prices.

ESO and Natural Polyol

We expect to start producing and offering ESO and natural polyol from our Sombra facility before the end of 2015. We believe that these two bio-based products will provide for much better margins than biodiesel. The Denami 3000 processors at our Sombra facility are being adapted for the production of ESO and natural polyol with minimal capital expenditure. We believe that the demand for both ESO and natural polyol are increasing and now accounts for a combined market value in excess of one Billion dollars in North America. Both ESO and natural polyol help address growing global demand for the replacement of non-sustainable products, with natural or “green” products across a wide range of industries. ESO can be used, among other things, in the production of polyvinyl chloride (PVC) plastics and natural polyol in the production of paints, coatings, moldings (cast plastic parts or items) as well as insulating foams.

Recent Sale of Denami 600 and PP-MEC Pre-treatment System

In March 2015, we sold the Denami 600 biodiesel processor located at our Mississauga facility and a PP-MEC pre-treatment system to an Ontario based biodiesel producer. Upon completion of installation at the purchaser’s facility, the equipment will be the first fully operational Denami processor with a PP-MEC pre-treatment system. The purchaser has agreed to allow us to use its facility as a demonstration site to promote future sales of the Denami processors with the PP-MEC pre-treatment system.

On January 19, 2015, we signed a Technology Licensing Agreement with a U.S. based entity (the “Licensee”).  Under this agreement, we will provide to the Licensee a 99 year non-exclusive license to use Methes’ design and software for a 3,000 liter per hour biodiesel processor to manufacture biodiesel processors for its own projects in the United States. We are entitled to receive a $4 million upfront cash payment, which was originally due on February 20, 2015, and will be entitled to an additional $100,000 for each of the first 40 units manufactured and installed by the Licensee. The Company provided an extension to the initial payment date to allow the Licensee to finalize a pending transaction.  As at May 31, 2015, though they express continuing interest in the transaction with the Company, they still have not finalized their other pending transaction.

Historically, our revenue sources include the sale of biodiesel produced at our own facility, the sale of biodiesel that we purchase from network members and other third-party producers, the sale of biodiesel equipment, the sale of feedstock to network members and other third-party biodiesel producers, Canadian government incentive payments, royalties from our network members, and revenue from other services we provide related to the production of biodiesel.

During the six months ended May 31, 2015, revenue from the sale of biodiesel was significantly reduced since our Sombra facility was idle due to lack of demand for biodiesel at favorable prices. Additionally, we sold the Denami 600 biodiesel processor located at our Mississauga facility in March 2015 and one of our main sources of revenue was from the Blenders Tax Credit (the “BTC”). On December 19, 2014, the BTC was reinstated retroactively to January 2014. During the six months ended May 31, 2015, $828,177 of our revenues was attributable to the BTC, which represents our negotiated share of the BTC on applicable invoices issued to customers during fiscal 2014.

As of May 31, 2015, due in large part to our investment of capital to develop, build and commission our Sombra facility as well as minimal sales of biodiesel, we had a working capital deficiency of $332,244. During the three and six months ended May 31, 2015, we incurred losses of $905,142, and $849,203, respectively and had negative cash flow from operations of $386,462. Our Sombra facility is approved by the U.S. Environmental Protection Agency (“EPA”) as a Foreign Renewable Fuel Producer and as a result the biodiesel produced at this facility is eligible for export to the United States. Obtaining this approval from the EPA enables us to sell our biodiesel into the U.S., and provides our U.S. importers, including our U.S. wholly-owned subsidiary, the ability to generate Renewable Identification Numbers (“RINs”). RINs are used in the U.S. to track compliance with Renewable Fuel Standard 2 (“RFS2”) and are generated when a gallon of biodiesel is produced in or imported to the U.S.

Subsequent to the consummation of our initial public offering (“IPO”) on October 30, 2012, we have raised aggregate net proceeds of approximately $10.6 million from the sale of our equity securities including the following:

●	net proceeds of approximately $1.5 million from a private placement completed in February 2013;

●	net proceeds of approximately $50,000 from a Regulation S private placement completed in August 2013;

●	net proceeds of approximately $473,000 from a private placement of Series A Preferred Stock completed in October 2013;

●	net proceeds of approximately $2.24 million from a private placement completed in December 2013;

●	net proceeds of approximately $125,000 (including, $25,000 of services rendered to us) from a private placement completed in January 2014;

●	net proceeds of approximately $5.05 million from a public offering completed in May 2014; and

●

net proceeds of approximately $1.1 million from the registered direct offering completed in July 2015, described in Note 20 of the unaudited condensed consolidated financial statements elsewhere in this report and in Subsequent Events below.

Factors Influencing Our Results of Operations

The principal factors affecting our results of operations are as follows:

Biodiesel and feedstock price fluctuations

Biodiesel is a low carbon, renewable alternative to petroleum-based diesel fuel and is primarily sold to the end user after it has been blended with petroleum-based diesel fuel. Biodiesel prices have historically been correlated to petroleum-based diesel fuel prices. Accordingly, biodiesel prices have generally been affected by the same factors that affect petroleum prices, such as worldwide economic conditions, wars and other political events, OPEC production quotas, changes in refining capacity and natural disasters. Recently enacted government requirements and incentive programs, such as RFS2 and the blenders’ tax credit, which expired on December 31, 2014, have reduced this correlation, although it remains a significant factor in the market price of our product.

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

On July 1, 2010, RFS2 was implemented, stipulating Renewable Volume Obligations (“RVOs”) requirements for the amount of biomass-based diesel that must be utilized in the United States each year. Under RFS2, obligated parties, including petroleum refiners and fuel importers, must show compliance with these standards. The RFS2 program required the domestic use of 800 million gallons of biodiesel in 2011, one billion gallons in 2012 and 1.28 billion gallons in 2013. On May 29, 2015, the EPA announced that it would propose to increase the RVO for the following years as follow: 1.63 billion gallons for 2014, 1.7 billion gallons for 2015, 1.8 billion gallons for 2016 and 1.9 billion gallons for 2017. The proposal is subject to public comments and possible further increase in RVO until finalized later this year.

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

Dependence on significant customers

A large part of our revenue is generated from a few large customers. The sales to these customers are made at spot market prices, and we have no binding purchase agreements for our biodiesel, which could affect the consistency of our revenues. Potential customers for biodiesel regularly bid for biodiesel in the spot market at prices that are quoted on a daily basis. As a matter of convenience, we prefer to deal with customers with whom we have had a past relationship, although the specific customers to whom we sell have varied over time. The loss of one or more customers who have been among our largest customers historically would not have a material adverse effect on our business because we believe that a customer or customers could be replaced by one or more new customers regularly bidding for biodiesel, and we believe this will continue to be the case. For example, in the six months ended May 31, 2015, 48% of our total revenue was from one major customer who was also our largest customer during the year ended November 30, 2014. This customer accounted for 57% of our total revenue during the same period in fiscal 2014.

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

Three and six months ended May 31, 2014 compared to the three and six months ended May 31, 2015

Revenue. Our total revenues for the three months ended May 31, 2014 and May 31, 2015 were $439,400 and $20,300, respectively, representing a decrease of $419,100 or 95%. Our total revenues for the six months ended May 31, 2014 and May 31, 2015 were $818,000 and $904,700, respectively, representing an increase of $86,700 or 11%. The reason for the increase in revenue is due to the BTC as described below. Outlined below are the sales results for each of our sources of revenue for the three and six month periods ended May 31, 2014 and May 31, 2015.

Biodiesel. Biodiesel sales for the three months ended May 31, 2014 and May 31, 2015, excluding government incentives, were $316,300 and $10,600, respectively, a decrease of approximately $305,700, or 97%. For the three months ended May 31, 2014 and May 31, 2015, our resales of biodiesel purchased from third party producers were $124,800 and $nil, respectively, a decrease of 100%. Revenue from our internal production, excluding government incentives, for the three months ended May 31, 2014 and May 31, 2015 was $316,300 and $10,600, respectively, a decrease of $305,400 or 97%. For the three months ended May 31, 2014 and May 31, 2015, our average sales price per gallon for 100 percent biodiesel (“B100”) was $4.08 and $nil, respectively. Gallons sold for the three months ended May 31, 2014 and 2015 were 77,600 and nil gallons, respectively, a decrease of 100%.

Biodiesel sales for the six months ended May 31, 2014 and May 31, 2015, excluding government incentives, were $625,800 and $47,200 respectively, a decrease of approximately $578,600 or 92%. For the six months ended May 31, 2014 and May 31, 2015, our resales of biodiesel purchased from third party producers were $125,000 and $nil, respectively, a decrease of 100%. Revenue from our internal production, excluding government incentives, for the six months ended May 31, 2014 and May 31, 2015 was $501,000 and $36,640, respectively, a decrease of $464,360 or 93%. For the six months ended May 31, 2014 and May 31, 2015, our average sales price per gallon for 100 percent biodiesel (“B100”) was $4.52 and $5.46, respectively, an increase of $0.94 per gallon or 21%. Gallons sold for the six months ended May 31, 2014 and 2015 were 138,530 and 6,710 gallons, respectively, a decrease of 131,830 gallons, or 95%.

During the three and six months ended May 31, 2015, revenue from the sale of biodiesel was significantly reduced since our Sombra facility was idle during the three months ended May 31, 2015 due to lack of demand for biodiesel at favorable prices and we sold the Denami 600 biodiesel processor located at our Mississauga facility in March 2015.

The BTC provides a $1.00 refundable tax credit per gallon of 100% pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel until its initial expiration on December 31, 2013. The expiration of the BTC had a negative effect on biodiesel production and sales in 2014. Furthermore, the delay, by the EPA, in establishing the 2014, 2015 and 2016 RVOs has greatly affected the demand for biodiesel so far this year.

In December 2014, the BTC was reinstated retroactively to January 1, 2014. Its reinstatement has had a positive effect on the biodiesel industry and on our financial results as we have been successful at negotiating for a share of the BTC to be paid back to us. During the six months ended May 31, 2015, $828,177 of our revenue was attributable to the BTC, which represents our negotiated share of the BTC on applicable invoices issued to customers less discounts where applicable during fiscal 2014. There is no indication yet if the BTC will be reinstated for 2015 and beyond.

Feedstock. For the three months ended May 31, 2014 and May 31, 2015, feedstock sales were $69,700 and $3,400, respectively, a decrease of $66,300, or 95%. For the six months ended May 31, 2014 and May 31, 2015, feedstock sales were $96,300 and $3,400, respectively, a decrease of $92,900, or 96%. In the more recent period, with some variations in quantities, we were able to source additional feedstock as well as other products related to the production of biodiesel on the spot market that we resold immediately to our customers in Canada at a profit. We intend to continue with this strategy as opportunities arise to generate additional profit.

Glycerin. For the three months ended May 31, 2014 and May 31, 2015, Glycerin sales were $10,600 and $3,900, respectively, a decrease of $6,700. For the six months ended May 31, 2014 and May 31, 2015, Glycerin sales were $24,000 and $3,900, respectively, a decrease of $20,100.

Government incentives. For the three months ended May 31, 2014 and May 31, 2015 we received $25,600 and $nil, respectively, a decrease of $25,600, or 100%. This decrease was related to the decrease in the sales volume of biodiesel in the current quarter. For the six months ended May 31, 2014 and May 31, 2015 we received $38,600 and $1,600, respectively, a decrease of $37,000, or 96%.

Equipment sales. For the three months ended May 31, 2014 and May 31, 2015 we generated $750 and $nil, respectively, from equipment sales. For the six months ended May 31, 2014 and May 31, 2015 we generated $1,400 and $nil, respectively, from equipment sales.

Effective January 30, 2014, we entered into a sale and licensing agreement with an Aruba company pursuant to which they agreed to the purchase of a Denami 600 processor and license our software and monitoring system. We believe that the Denami 600 will be used for the local production of biodiesel in Aruba and is expected to be built and delivered to Aruba in fiscal 2016.

Royalties. For the three months ended May 31, 2014 and May 31, 2015 we received royalties of $11,400 and $3,300, respectively. For the six months ended May 31, 2014 and May 31, 2015 we received royalties of $11,400 and $6,000, respectively. Our customers own the Denami 600 processors, but license the software and monitoring system from us in exchange for an ongoing royalty payment of $0.11 per gallon of biodiesel produced by their Denami 600 processors.

Other. Other revenue for the three months ended May 31, 2014 and May 31, 2015 was $5,000 and ($754), respectively. Other revenue for the six months ended May 31, 2014 and May 31, 2015 was $20,400 and $842,600, respectively, an increase of $822,200. This increase is primarily due to the reinstatement of BTC during the six months ended May 31, 2015. Its reinstatement has had a positive effect on the biodiesel industry and on our financial result as we have been successful at negotiating for a share of the BTC to be paid back to us.

Cost of goods sold. Our cost of goods sold for the three months ended May 31, 2014 and May 31, 2015 were $371,900 and $49,200, respectively, a decrease of $322,700, or 87%. Our cost of goods sold for the six months ended May 31, 2014 and May 31, 2015 were $664,500 and $62,100, respectively, a decrease of $602,400, or 91%. This decrease was primarily due to our Sombra facility being idle during the three months ended May 31, 2015 because of a lack of demand for biodiesel at favorable prices, and the sale of the Denami 600 biodiesel processor located at our Mississauga facility in March 2015.

Biodiesel cost of goods sold decreased by $284,660 to $nil, for the three months ended May 31, 2015 compared to the three months ended May 31, 2014. This decrease was primarily due to our Sombra facility being idle during the three months ended May 31, 2015 because of a lack of demand for biodiesel at favorable prices, and the sale of the Denami 600 biodiesel processor located at our Mississauga facility in March 2015.

Biodiesel cost of goods sold decreased by $496,600 to $18,900, or 96%, for the six months ended May 31, 2015 compared to cost of goods sold of $515,500 for the six months ended May 31, 2014. If the average feedstock price and the price paid for biodiesel purchased from other biodiesel producers in Canada remained constant for the six months ended May 31, 2015 compared to the same fiscal period in 2014, the decrease in gallons of biodiesel sold would have resulted in a $491,300 decrease in the related biodiesel cost of goods sold. The increase in average feedstock prices from the quarter ended May 31, 2014 to the end of the same period in 2015 resulted in $5,300 of the increase in biodiesel cost of goods sold.

All other costs of goods sold, excluding biodiesel cost of goods sold, for the three months ended May 31, 2014 and May 31, 2015 were $87,000 and $51,095, respectively, and for the six months ended May 31, 2014 and May 31, 2015 were $149,000 and $43,158, respectively.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended May 31, 2014 and May 31, 2015, were $1.44 million and $786,600 respectively, a decrease of $653,400 or 45%. This decrease was mainly related to a decrease in salaries and wages of $185,000 as a result of layoffs, a decrease in professional fees of $198,000 as a result of a decrease in investor relations consulting services, a decrease in stock option expense of $46,000, a decrease in utilities of $70,000, decrease in equipment rent of $69,000 as a result of less railcar rentals, a decrease in lab and shop supplies of $49,000 and an increase in currency gain of $56,300.

Our selling, general and administrative expenses for the six months ended May 31, 2014 and May 31 2015, were $2.9 million and $1.54 million, respectively, a decrease of $1.36 million, or 47%. This decrease was mainly related to a decrease in salaries and wages of $394,000 as a result of layoffs, a decrease in professional fees of $520,000 as a result of a decrease in investor relations consulting services, a decrease in utilities and office and general expenses of $122,000, a decrease in equipment rent of $129,000 as a result of less railcar rentals, a decrease in lab and shop supplies of $57,000 and by an increase in currency gain of $107,000.

Other expenses and income. For the three months ended May 31, 2014 and May 31, 2015, we incurred interest expenses of $192,000 and $90,000, respectively. These amounts relate to accruals for interest expense associated with our outstanding loans. For the three months ended May 31, 2014 and May 31, 2015, we paid term loan interest of $43,850 and $43,540, respectively.

On March 25, 2015, we entered into an agreement with a Canadian client for the sale of the Denami 600 biodiesel processor located at our Mississauga facility and a PP-MEC pre-treatment system at a sales price of $819,897 (CDN$1,025,000) and received an initial payment of $199,950 (CDN$250,000) from the client. The agreement provides for the payment of the purchase price over five installments, commencing on the date of the agreement. The additional scheduled payments are due upon shipment, installation and the start of production at the client’s facility. On April 23, 2015, the second instalment of $163,560 (CDN$200,000) was received in regards to the equipment sale. The difference between the sale price of $819,897 (CDN$1,025,000) and the net book value of the equipment amounting to $519,988 has been recorded as deferred gain of $174,909, net of additional estimated costs of $125,000, in the balance sheet and will be recognized in the statement of operations when the performance conditions mentioned above are met.

For the six months ended May 31, 2014 and May 31, 2015, we incurred interest expenses of $293,900 and $160,000, respectively. These amounts relate to accruals for interest expense associated with our outstanding loans. For the six months ended May 31, 2014 and May 31, 2015, we paid term loan interest of $88,000 and $66,000, respectively.

Income taxes. No income tax expense or benefit was recorded during the three and six months ended May 31, 2014 and May 31, 2015 due to ongoing taxable losses. As of May 31, 2015, we were not subject to any uncertain tax exposures.

Net loss. For the three months ended May 31, 2015, our net loss decreased by $661,700, resulting in a net loss of $905,100 from a net loss of $1.57 million for the three months ended May 31, 2014. The decrease in net loss for the three months ended May 31, 2015 was primarily due to decrease of $656,000 of selling, general and administrative expenses.

For the six months ended May 31, 2015, our net loss decreased by approximately $2.2 million, resulting in a net loss of $849,200 from $3.05 million for the six months ended May 31, 2014. The decrease in net loss for the six months ended May 31, 2015 was primarily due to the $1.37 million decrease in selling, general and administrative expenses and $689,200 increase in gross profit as a result of the reinstatement of BTC during the six months ended May 31, 2015.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations was financed through the sale of our capital stock. At November 30, 2014 and May 31, 2015, we had cash and cash equivalents of $65,649 and $74,337, respectively.

Subsequent to the consummation of our IPO on October 30, 2012, we have raised aggregate net proceeds of approximately $10.6 million from the sale of our equity securities including the following (also, see notes 10 and 20 of the unaudited condensed consolidated financial statements elsewhere in this report):

●	net proceeds of approximately $1.5 million from a private placement completed in February 2013;

●	net proceeds of approximately $50,000 from a Regulation S private placement completed in August 2013;

●	net proceeds of approximately $473,000 from a private placement of Series A Preferred Stock completed in October 2013;

●	net proceeds of approximately $2.24 million from a private placement completed in December 2013;

●	net proceeds of approximately $125,000 (including, $25,000 of services rendered to us) from a private placement completed in January 2014;

●	net proceeds of approximately $5.05 million from a public offering completed in May 2014; and

●

net proceeds of approximately $1.1 million from the registered direct offering completed in July 2015, described in Note 20 of the unaudited condensed consolidated financial statements elsewhere in this report and in Subsequent Events below.

On August 28, 2014, we entered into a feedstock credit facility with a major provider of credit to the renewable fuels industry (the “Lender”), which will provide us all the feedstock that is required to run at full current capacity and allow us to fulfill future orders for biodiesel from customers that have been approved by the credit department of the Lender (the “Feedstock Credit Facility”). The facility bears interest at 5% per annum. The facility will initiate upon payment by us of a $400,000 deposit that is required as collateral for the feedstock. As at May 31, 2015, the deposit had not been made.

On January 19, 2015, we signed a Technology Licensing Agreement with a U.S. based entity (the “Licensee”).  The Agreement provides for the Licensee to receive a 99 year non-exclusive license for the use of Methes’ design and software for a 3,000 liter per hour biodiesel processor to manufacture biodiesel processors for its own projects in the United States. The Agreement provides us to receive a $4 million upfront cash payment, which was originally due on February 20, 2015, and will be entitled to an additional $100,000 for each of the first 40 units manufactured and installed by the Licensee. We provided an extension to the initial payment date to allow the Licensee to finalize a pending transaction.  As at May 31, 2015, though they express continuing interest in the transaction with us, they still have not finalized their other pending transaction.

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

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended May 31, 2014 and May 31, 2015:

	(Amounts rounded to nearest thousands) Six months Ended May 31 and May 31
	2014	2015
Net cash flows used in operating activities	$(1,948)	$(386)
Net cash flows (used in) provided by investing activities	(90)	363
Net cash flows provided by financing activities	5,912	32
Net change in cash and cash equivalents	3,874	8
Cash and cash equivalents, end of period	$4,048	$74

Operating activities. Net cash used in operating activities was $1.948 million for the six months ended May 31, 2014. For the six months ended May 31, 2014, the net loss was $3.05 million, which includes total non-cash items for depreciation, amortization, stock compensation expense, unrealized foreign exchange gain, deferred financing fees amortization, accrued interest, bad debts and issuance of common stock for services of $818,000. The net cash used in operating activities included a net working capital increase of $282,000. Working capital increases were a result of a decrease in customer deposits of $900, a decrease in inventories of $551,000, a decrease in accounts receivable of $983,000 offset by a decrease in accounts payable and accrued liabilities of $1.013 million, and an increase of prepaid expenses and deposits of $240,000. The net result was cash used in operations of $1.948 million.

Net cash used in operating activities was $386,462 for the six months ended May 31, 2015. For the six months ended May 31, 2015, the net loss was $849,203 which includes total non-cash items for depreciation, amortization, stock compensation expense, unrealized foreign exchange gain, amortization, accrued interest, bad debts and issuance of common stock warrants to an investor of $243,500. The net cash used in operating activities included a net working capital increase of $219,200. Working capital increases were a result of a decrease in inventories of $43,500, increase in accounts payable of $440,300, offset by an increase in prepaid expense and deposits of $26,600, increase in accounts receivable of $276,000 and a decrease of customer deposits of $136,600. The net result was cash used in operations of $386,462. Our current operating cash requirement is approximately $232,000 per month. However, once our Sombra facility commences full-scale production, we expect to generate positive cash flow from operations.

Investing activities. Net cash used in investing activities for the six months ended May 31, 2014 was $90,000, consisting of additions to property, plant and equipment, mainly representing costs related to our Sombra facility. Net cash provided by investing activities for the six months ended May 31, 2015 was $363,510, consisting of the sale of equipment from property, plant and equipment.

Financing activities. Net cash provided by financing activities for the six months ended May 31, 2014 was $5.91 million, which mainly included cash proceeds from the private and public offering of our equity securities issuance of $6.8 million offset by payment of financing from credit facility of $1.02 million. Net cash provided by financing activities for the six months ended May 31, 2015 was $32,000 related to advances from long term related party loans.

As at May 31, 2015, due in large part to the funds spent to develop and build our Sombra facility as well as minimal sales of biodiesel, we had an accumulated deficit of $23,064,618 and significant losses and negative cash flows from operations in prior periods. In addition, as at May 31, 2015, we have a working capital deficiency of $332,244. Further, our Sombra facility is now idle because of lack of demand for biodiesel at favorable prices. When put back into commercial production, we anticipate that our Sombra facility will generate positive cash flow from operations and will operate profitably once a sufficient level of commercial operations is achieved. However, there is uncertainty that this will occur in the near future so as to enable us to meet our obligations as they come due. As a result, there is substantial doubt regarding our ability to continue as a going concern. We may require additional financing to fund our operations, which may not be available at acceptable terms if at all. During the six months ended May 31, 2015, we sold the Denami 600 biodiesel processor located at our Mississauga facility and a PP-MEC pre-treatment system, as described in sources of liquidity above. We plan on utilizing the existing feedstock credit facility once our Sombra facility recommences commercial operations. In addition, we expect to start producing and offering ESO and natural polyol from our Sombra facility before the end of 2015.

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

Subsequent Events

On June 23, 2015, we amended the July 2013 mortgage loan to extend the term of the Agreement to July 1, 2016. All other provisions of the Agreement will continue in full force and effect, including monthly payment of interest (see Note 6 of the unaudited condensed consolidated financial statements elsewhere in this report).

On July 1, 2015, we consummated a registered direct offering with select institutional investors for the issuance and sale of an aggregate of 2,300,000 shares of Common Stock and warrants to purchase up to an additional 1,781,292 shares of our Common Stock (the “Offering”). The Common Stock and warrants were sold in units (each a “Unit”), with each Unit consisting of one share of Common Stock and a warrant to purchase 0.7745 of one share of Common Stock at an exercise price of $0.882 per share of Common Stock (“Warrant”). Each Warrant will be exercisable starting six months after July 1, 2015 and has a term of 5.5 years.  Gross proceeds from the Offering were $1,250,050. The net proceeds to us from the Offering, after deducting fees and estimated offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants, were approximately $1.1 million.

The Offering was made pursuant to our effective registration statement on Form S-3 (Registration Statement No. 333-195271) previously filed with the Securities and Exchange Commission and declared effective on May 14, 2014, and a prospectus supplement thereunder, and pursuant to that certain Rule 462(b) Registration Statement (No. 333-205367) previously filed with the Securities and Exchange Commission on June 30, 2015.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1	Form of 5-year common stock warrant exercisable for up to 150,000 shares at $0.95 per share, dated December 18, 2014(1)

4.2	Form of Warrant issued in the registered direct Offering consummated on July 1, 2015(2)

10.1	Extension Agreement extending the term of the July 2013 Facility to July 1, 2016*

10.2	Form of Securities Purchase Agreement, dated as of June 29, 2015, between Methes Energies International Ltd and each of the Purchasers (as defined therein)(2)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith.

**	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

(1)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K on July 1, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Methes Energies International Ltd.

Dated: July 14, 2015	/s/ Michel G. Laporte
Michel G. Laporte, Chief Executive Officer
(Principal Executive Officer)

Dated: July 14, 2015	/s/ Edward A. Stoltenberg
Edward A. Stoltenberg, Chief Financial Officer
(Principal Financial Officer)

