Form 10-Q
period 2015-08-31
METHES ENERGIES INTERNATIONAL LTD
filed 2015-10-15
CIK 1436549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35652

METHES ENERGIES INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

NEVADA	71-1035154
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of October 15, 2015, the registrant has 13,860,431 shares of Common Stock issued and outstanding.

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

We have rights to the trademarks Methes Energies and Design, Methes, The Biodiesel Company and Denami.

iii

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) AS OF NOVEMBER 30, 2014 AND AUGUST 31, 2015

(EXPRESSED IN US$)

	November 30, 2014	August 31, 2015

ASSETS
Current assets
Cash and cash equivalents	$65,649	$353,664
Accounts receivable, net (notes 11, 12 and 14)	247,771	231,304
Inventories (note 3)	410,699	434,647
Prepaid expenses and deposits	41,692	53,839
Total current assets	765,811	1,073,454

Deposits	18,891	20,392
Property, plant and equipment, net (notes 4 and 17)	7,845,745	7,025,354
Intangible assets, net	372,811	357,658
Total assets	$9,003,258	$8,476,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable (note 12)	$634,466	$682,657
Accrued liabilities	214,240	131,211
Customer deposits	144,640	7,601
Mortgage loan - July 2013 (note 6)	1,180,035	1,026,135
Total current liabilities	2,173,381	1,847,604

Term loan (note 7)	1,837,188	1,926,708
Payable to related party (note 5)	853,652	910,538
Total liabilities	4,864,221	4,684,850

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 111,822 and 111,822 shares issued and outstanding as at November 30, 2014 and August 31, 2015, respectively (note 9)	112	112
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,510,431 and 13,860,431 shares issued and outstanding at November 30, 2014 and August 31, 2015, respectively (note 9)	11,509	13,859
Additional paid-in capital	26,342,831	27,566,636
Accumulated deficit	(22,215,415)	(23,788,599)
Total stockholders’ equity	4,139,037	3,792,008
Total liabilities and stockholders’ equity	$9,003,258	$8,476,858
Going concern (note 1) Commitments (note 13) Subsequent events (note 18)

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2014 AND 2015

(EXPRESSED IN US$)

	Three Months Ended August 31, 2014	Three Months Ended August 31, 2015	Nine Months ended August 31, 2014	Nine Months ended August 31, 2015

Revenue
Biodiesel sales	$2,115,715	$5,598	$2,741,546	$52,810
Feedstock sales	52,310	—	148,651	3,357
Glycerin sales	33,671	—	57,517	3,893
Government incentives (note 14)	179,594	—	218,185	1,637
Equipment sales (note 17)	—	574,829	1,397	574,829
Royalties	8,096	—	19,550	5,976
Blenders’ Tax Credit and other (note 11)	11,261	1,055	31,682	843,638
	2,400,647	581,482	3,218,528	1,486,140
Cost of goods sold	2,833,008	520,587	3,497,547	582,664
Gross profit	(432,361)	60,895	(279,019)	903,476

Operating expenses

Selling, general and administrative expenses (notes 4, 9, 10 and 12)	1,501,875	687,257	4,409,575	2,227,511
Loss before rental income, interest expense and income taxes	(1,934,236)	(626,362)	(4,688,594)	(1,324,035)

Other income (expenses)
Rental income	—	—	—	8,364
Interest expense (notes 5, 6, 7, and 16)	(96,858)	(97,618)	(390,786)	(257,513)
Loss before income taxes	(2,031,094)	(723,980)	(5,079,380)	(1,573,184)

Income taxes	—	—	—	—
Net loss for the period	$(2,031,094)	$(723,980)	$(5,079,380)	$(1,573,184)

Net Loss Per Common Share - Basic and Diluted	$(0.18)	$(0.06)	$(0.54)	$(0.13)
Weighted average number of common shares - Basic and Diluted	11,443,673	13,076,758	9,436,267	12,027,068

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED NOVEMBER 30, 2014 AND THE NINE MONTHS ENDED AUGUST 31, 2015 (Unaudited)

(EXPRESSED IN US$)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at November 30, 2013	7,231,417	$7,231	260,782	$261	$18,532,803	$(15,892,703)	$2,647,592
Issuance of Common Stock units under private placement (note 9)	1,081,161	1,081	—	—	2,161,240	—	2,162,321
Issuance of Common Stock under public offering (note 9)	2,800,000	2,800	—	—	5,597,200	—	5,600,000
Issuance Cost - Common Stock	—	—	—	—	(949,358)	—	(949,358)
Issuance of Common Stock units upon conversion of Preferred Stock units (note 9)	148,960	149	(148,960)	(149)	—	—	—
Issuance of Common Stocks upon conversion of dividends on Preferred Stock (note 9)	7,205	7	—	—	16,229	(16,236)	—
Issuance of Common Stock units for cash (note 9)	16,129	16	—	—	99,984	—	100,000
Issuance of Common Stock for services (note 9)	183,871	184	—	—	545,566	—	545,750
Issuance of Common Stock for loan settlement (note 9)	34,688	34	—	—	127,965	—	127,999
Issuance of Common Stock upon conversion of placement agent Warrants (note 9)	7,000	7	—	—	13,993	—	14,000
Stock-based compensation	—	—	—	—	197,209	—	197,209
Net loss for the year	—	—	—	—	—	(6,306,476)	(6,306,476)
Balance at November 30, 2014	11,510,431	$11,509	111,822	$112	$26,342,831	$(22,215,415)	$4,139,037
Stock based compensation (note 10)	—	—	—	—	1,925	—	1,925
Issuance of common stock warrants (note 9)	—	—	—	—	67,680	—	67,680
Issuance of Common Stock/ units for services (note 9)	50,000	50	—	—	18,950	—	19,000
Issuance of Common Stock units under private offering (note 9)	2,300,000	2,300	—	—	1,247,750	—	1,250,050
Issuance cost - Common Stock/unit					(112,500)	—	(112,500)
Net loss for the period	—	—	—	—	—	(1,573,184)	(1,573,184)
Balance at August 31, 2015	13,860,431	$13,859	111,822	$112	$27,566,636	$(23,788,599)	$3,792,008

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED AUGUST 31, 2014 AND 2015

(EXPRESSED IN US$)

	Nine Months Ended August 31, 2014	Nine Months Ended August 31, 2015
Cash flows from operating activities:
Net loss for the period	$(5,079,380)	$(1,573,184)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	333,287	315,555
Stock-based compensation	195,769	1,925
Unrealized foreign exchange gain	(49,209)	(153,900)
Deferred financing fees amortization	49,139	—
Accrued interest	127,118	134,767
Bad debts	35,662	(35,662)
Issuance of common stock/units for consulting services	459,337	19,000
Issuance of common stock warrants to a lender	—	67,680
Unrealized loss on call options	11,169	—
Changes in operating assets and liabilities:
Accounts receivable	456,377	52,129
Inventories	(49,670)	(23,949)
Prepaid expenses and deposits	34,493	(13,648)
Accounts payable and accrued liabilities	(1,775,824)	(34,838)
Customer deposits	144,002	(137,039)
Net cash used in operating activities	(5,107,730)	(1,381,164)

Cash flows from investing activities:
Proceeds from sale of equipment	—	519,989
Additions to property, plant and equipment	(90,027)	—
Purchase of call options	(24,480)	—
Net cash (used in) provided by investing activities	(114,507)	519,989

Cash flows from financing activities:
Repayment of credit facility	(1,019,513)	—
Repayments of term loans	(493,175)	—
Advances from related parties and others	172,000	31,640
Repayments to related parties and others	(33,835)	(20,000)
Issuance of common stock/units under private placement (net of issuance cost)	1,212,963	1,137,550
Issuance of common stock/units under public offering	5,600,000	—
Issuance of common stock/units for cash	100,000	—
Issuance of common stock upon conversion of placement agent warrants	14,000	—
Net cash provided by financing activities	5,552,440	1,149,190

NET INCREASE IN CASH AND CASH EQUIVALENTS	330,203	288,015
Cash and cash equivalents, beginning of period	174,084	65,649

CASH AND CASH EQUIVALENTS, END OF PERIOD	$504,287	$353,664

Supplemental disclosures of cash flow information
Interest paid	$255,212	$111,910
Common shares issued as repayment of loan	$128,000	$—

See accompanying notes to unaudited condensed consolidated financial statements

METHES ENERGIES INTERNATIONAL LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

As of August 31, 2015

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

As at August 31, 2015, due in large part to the funds spent to develop and build its Sombra facility as well as minimal sales of biodiesel, the Company had an accumulated deficit of $23,788,599 and significant losses and negative cash flows from operations in prior periods. During the nine months ended August 31, 2015, the Company incurred a loss of $1,573,184 and had negative cash flows from operations of $1,381,164. The Sombra facility is now idle because of a lack of demand for biodiesel at favorable prices. If put back into commercial production and under better market conditions, the Company anticipates that its Sombra facility will generate positive cash flow from operations and will operate profitably once a sufficient level of commercial operations is achieved. However, there is uncertainty that this will occur in the near future so as to enable the Company to meet its obligations as they come due. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern. The Company may require additional financing to fund its operations, which may not be available at acceptable terms or at all. During the nine months ended August 31, 2015, the Company sold the Denami 600 biodiesel processor located at its Mississauga facility and a PP-MEC pre-treatment system as described in note 17. In addition, the Company expects to start offering Epoxidized Soybean Oil (“ESO”) and Natural Polyol before the end of 2015. On May 19, 2015, the Company announced, via press release, that it will start offering ESO and Natural Polyol in order to expand its bio-based product line. On June 29, 2015, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with six accredited investors for a registered direct placement and the issuance and sale of an aggregate of 2,300,000 shares of its Common Stock and warrants to purchase up to an additional 1,781,292 shares of its Common Stock (the “Offering”) for gross proceeds of $1,250,050.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with FASB ASC 705 “Cost of Sales and Services”. Shipping and handling costs for the three and nine Months ended August 31, 2015 were $746 and $12,449, respectively (three and nine months ended August 31, 2014 were $96,362 and $119,965, respectively). Costs related to raw materials purchased, are included in inventory or cost of goods sold, as appropriate. While amounts charged to customers for shipping product are included in revenues, the related outbound freight costs are included in expenses as incurred.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Potential tax benefits from net operating losses and foreign tax credit carry forwards are not recognized by the Company until their realization is more likely than not. The Company assesses the validity of conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause the Company to change their judgment regarding the likelihood of a tax position’s sustainability under audit. The Company has determined that there were no material uncertain tax positions as at November 30, 2014 and August 31, 2015.

Per Share Data

Basic earnings per share (“EPS”) is determined by dividing net earnings available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. In computing diluted EPS, the average number of shares of Common Stock outstanding is increased by Common Stock options and warrants outstanding if the exercise prices were lower than the average market price of Common Stocks using the treasury stock method. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. Potentially dilutive shares include 3,923,149 warrants, 445,071 Common Stock options and 111,822 shares of Preferred Stock issued and outstanding as at August 31, 2014 and 5,854,441 warrants, 326,819 Common Stock options and 111,822 shares of Preferred Stock issued and outstanding as at August 31, 2015. All outstanding warrants, preferred shares and options have an anti-dilutive effect on the loss per share and are therefore excluded from the determination of the diluted loss per share calculation for the three and nine months ended August 31, 2014 and 2015.

Comparative figures

Certain comparative amounts have been reclassified to conform to the basis of presentation used in the current period. These reclassifications had no effect on the reported results of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

All recent pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the condensed consolidated financial statements of the Company.

NOTE 3 - INVENTORIES

Inventories consisted of the following:

	As at November 30, 2014	As at August 31, 2015

Raw materials	$199,669	$225,085
Finished goods	199,664	139,152
Equipment	11,366	70,410
	$410,699	$434,647

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

	As at August 31, 2015			As at November 30, 2014
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value

Sombra site:
Land	$409,134	$—	$409,134	$409,134
Building	2,944,356	370,725	2,573,631	2,628,838
Equipment	775,865	573,114	202,751	283,201
Equipment - Denami 3000	4,254,995	486,687	3,768,308	3,895,956
Computer equipment	11,835	11,835	—	937
Vehicle	11,622	2,325	9,297	10,169
Mississauga site:
Computer equipment	23,464	23,464	—	1
Leasehold improvements	102,201	73,795	28,406	36,200
Equipment and fixtures	255,463	221,636	33,827	51,721
Equipment - Denami 600 (note 17)	—	—	—	529,588

	$8,788,935	$1,763,581	$7,025,354	$7,845,745

Total depreciation expense included in selling, general and administrative expenses in the unaudited consolidated statements of operations related to property, plant and equipment for the three and nine months ended August 31, 2015 was $95,983 and $300,402, respectively (three and nine months ended August 31, 2014 was $106,039 and $318,134, respectively).

NOTE 5 - PAYABLE TO RELATED PARTY

Payable to related party is comprised of the following:

	As at November 30, 2014	As at August 31, 2015

Michel G. Laporte (stockholder and Director)	$853,652	$910,538

Interest expense incurred during the three and nine months ended August 31, 2015 was $15,093 and $45,247, respectively (three and nine months ended August 31, 2014 - $13,260 and $39,780, respectively).

Payable to related party includes promissory notes due to Michel G. Laporte, the chief executive officer, a stockholder and director of the Company. The promissory notes bear interest at 8% per annum and are unsecured. Mr. Laporte has agreed not to demand payment until March 1, 2017.

The principal amount outstanding as at August 31, 2015 was an aggregate of $754,640 and the total accrued interest was $155,898 (as at November 30, 2014, principal of $663,000 and interest of $109,270).

NOTE 6 - MORTGAGE LOAN - JULY 2013

	As at November 30, 2014	Interest Accrued	Repayments	Foreign Exchange Adjustments	As at August 31, 2015

Mortgage loan (July 2013)	$1,180,035	$—	$—	$(153,900)	$1,026,135

On July 12, 2013, Methes Canada entered into a term loan facility agreement with a lender (the “Agreement”) pursuant to which Methes Canada was able to borrow up to $1,600,000 CDN (USD$1,216,160) for a term of 12 months at an interest rate of 12% per annum (the “July 2013 Facility”). Under the terms of the Agreement, interest is payable monthly and outstanding principal is due at maturity. Outstanding principal would be prepayable after nine months upon 30 days’ notice and payment of a penalty equal to one-month’s interest. The July 2013 Facility is collateralized by a security agreement from Methes Canada on certain of its assets except for accounts receivable and inventory and a first collateral mortgage on its real property located at Sombra, Ontario. The July 2013 Facility prohibits payment of debt owed by the Company to certain of its stockholders, a director and an unrelated Corporation (see notes 5 and 7) during the life of the facility and contains other customary debt covenants.

On June 23, 2015, the Agreement was amended to extend its term to July 1, 2016, with all other provisions to continue in full force and effect including monthly payment of interest. The principle amount outstanding as at August 31, 2015 was $1,350,000 CDN (as at November 30, 2014, principal of $1,350,000 CDN).

Interest expense incurred during the three and nine months ended August 31, 2015 was $31,605 and $97,304, respectively (three and nine months ended August 31, 2014 - $44,250 and $131,818, respectively).

NOTE 7 - TERM LOAN

Term loan includes promissory notes due to an unrelated Corporation. The promissory notes bear interest at 8% per annum and are unsecured. The unrelated Corporation has agreed not to demand payment until March 1, 2017.

The principal amount outstanding as at August 31, 2015 was an aggregate of $1,492,000 and the total accrued interest was $434,708 (as at November 30, 2014, principal of $1,492,000 and total interest of $345,188).

Interest expense incurred during the three and nine months ended August 31, 2015 was $29,840 and $89,520, respectively (three and nine months ended August 31, 2014 - $29,040 and $84,938, respectively).

NOTE 8 - CREDIT FACILITY

On August 28, 2014, the Company entered into a feedstock credit facility with a major provider of credit to the renewable fuels industry (the “Lender”), which will provide the Company all the feedstock required to run at full capacity and allow the Company to fulfill future orders for biodiesel that it receives from its customers that have been approved by the credit department of the Lender. The Company had also agreed to a biodiesel sales contract subject to the Lender’s approval and subject to a tripartite payment and Assignment Agreement. The facility bears interest at 5% per annum. The facility will initiate upon payment by the Company of a $400,000 deposit that is required as collateral for the feedstock. As at August 31, 2015 the deposit had not been made.

During the 2014 fiscal year, the Company began entering into certain derivative contracts with the Lender to hedge its exposure to price risk related to feedstock oil. The Company recorded realized losses during the three and nine months ended August 31, 2015 of $nil and $nil (three and nine months ended August 31, 2014 - $ 245,346) as part of cost of goods sold upon expiry of these contracts. As at August 31, 2015 and November 30, 2014, no derivative futures contracts or call options were outstanding.

NOTE 9 - STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.001 and had 13,860,431 shares of Common Stock issued and outstanding as of August 31, 2015 (11,510,431 as of November 30, 2014).

	No. of Shares	Price per Share
Common Stock

Balance as at November 30, 2013	7,231,417
Issuance of shares under private placement	1,081,161	$2.00
Issuance of shares under public offering	2,800,000	$2.00
Issuance of shares upon conversion of Preferred Stocks units	148,960	$2.26
Issuance of shares upon conversion of accrued dividends on Preferred Stocks units	7,205	$2.26
Issuance of shares for cash	16,129	See below
Issuance of shares for services	183,871	See below
Issuance of shares for loan settlement	34,688	$3.69
Issuance of shares upon conversion of Placement Agent Warrant	7,000	$2.00
Balance as at November 30, 2014	11,510,431
Issuance of shares under private placement	2,300,000	$0.54
Issuance of shares for services	50,000	See below
Balance as at August 31, 2015	13,860,431

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

Issuance of Common Stock upon conversion of Preferred Stock units and accrued dividends

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

NOTE 9 - STOCKHOLDERS’ EQUITY (CONTINUED)

Issuance of Common Stock under Public Offering

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

On January 10, 2014, the Company sold 50,000 Units to an accredited investor in a private placement for a purchase price of $125,000 (or $2.50 per Unit) of which $100,000 was paid in cash and $25,000 was settled through services rendered to the Company, which was included in the selling, general and administrative expenses. The aggregate fair value of the Units sold in this offering was $310,000 (or $6.20 per Unit), based on the closing market price of $3.58 per share of Common Stock on the day of issuance, and the fair value of the Common Stock Warrants of $2.62 per warrant. The Common Stock allocated to cash portion was 16,129 Common Stock ($100,000/$310,000 x 50,000 units) and the services portion allocated was 33,871 Common Stock. The fair value of the Common Stock Warrants was estimated using the Black-Scholes option pricing model with an expected life of 5 years, risk free interest rates of 1.64%, a dividend yield of 0%, and an expected volatility of 100%. The excess of the estimated fair value over the purchase price in the amount of $185,000 was included in the selling, general and administrative expenses. (See Stock Warrant Table below).

On January 28, 2014, the Company issued 25,000 shares of Common Stock in payment of consulting fees for services to be rendered by a consulting corporation for a term of nine months. These shares of Common Stock were valued at $88,750, based on the closing market price of $3.55 per share on the date of issuance.

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

Issuance of Common Stock upon conversion of Placement Agent Warrants

On May 9 and 19, 2014, two holders of Placement Agent Warrants exercised their warrants for an aggregate of 7,000 Units at a price of $2.00 per Unit or an aggregate stated value of $14,000, which included 7,000 shares of Common Stock and 7,000 Warrants (each at an exercise price of $4.00).

During the nine month period ended August 31, 2015, the following issuances were completed:

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

NOTE 9 - STOCKHOLDERS’ EQUITY (CONTINUED)

Issuance of Common Stock for services rendered

On July 16, 2015, the Company issued 30,000 shares of Common Stock as payment of consulting fees for services to be rendered by a consultant. These shares of Common Stock were valued at $12,000, based on the closing market price of $0.40 on the date of issuance. On July 31, 2015 the Company issued an additional 20,000 shares of Common Stock as payment of consulting fees for services to be rendered by a consultant. These shares of Common Stock were valued at $7,000, based on the closing market price of $0.35 on the date of issuance.

Issuance of Common Stock under Private Offering

On July 1, 2015, the Company consummated a registered direct offering with select institutional investors for the issuance and sale of an aggregate of 2,300,000 shares of Common Stock and warrants to purchase up to an additional 1,781,292 shares of its Common Stock (the “July Offering”). The Common Stock and warrants were sold in units (each a “July Unit”), with each July Unit consisting of one share of Common Stock and a warrant to purchase 0.7745 of one share of Common Stock at an exercise price of $0.882 per share of Common Stock (“July Warrant”). Each July Warrant will be exercisable starting nine months after July 1, 2015 and has a term of 5.5 years (see Stock Warrant Table below). Gross proceeds from the July Offering were $1,250,050. The net proceeds to the Company from the Offering, after deducting fees and estimated offering expenses, and excluding the proceeds, if any, from the exercise of the July Warrants, were approximately $1.1 million.

The July Offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-195271) previously filed with the Securities and Exchange Commission and declared effective on May 14, 2014, and a prospectus supplement thereunder, and pursuant to that certain Rule 462(b) Registration Statement (No. 333-205367) previously filed with the Securities and Exchange Commission on June 30, 2015.

PREFERRED STOCK

The Company is also authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 and had 111,822 and 111,822 shares of preferred stock issued or outstanding as of November 30, 2014 and August 31, 2015.

As at August 31, 2015, total accumulated dividends are $47,095 that have not been declared or accrued (November 30, 2014 - $23,004).

NOTE 9 - STOCKHOLDERS’ EQUITY (CONTINUED)

STOCK WARRANT TABLE:

	Grant Date	Exercise Period	No of Warrants	Exercise Price per share	Fair Value of Broker Warrants
Balance as at November 30, 2013			2,678,872
Common Stock Warrants issued – Private Placement	Dec. 20, 2013	5 years from grant date	1,081,161	$4.00
Placement Agent Warrant – Private Placement	Dec. 20 2013	5 years from grant date	108,116	$2.00	$257,553
Placement Agent Warrant – Private Placement (November 27, 2013)	Dec. 20 2013	5 years from grant date	5,000	$2.00	$6,403
Common Stock Warrant issued-accredited investor	Jan. 10, 2014	5 years from grant date	50,000	$4.00
Placement Agent Warrant exercise			(7,000)	$2.00
Common Stock Warrant issued upon exercise of Placement Agent Warrant	May 9 and 14, 2014	Dec. 20, 2018	7,000	$4.00
Balance as at November 30, 2014			3,923,149
Common Stock Warrant issued (note 9)	December 18, 2014	5 years from grant date	150,000	$0.95
Common Stock Warrants issued – Private Placement (note 9)	July 1, 2015	5.5 years from grant date	1,781,292	$0.8820
Balance as at August 31, 2015			5,854,441

NOTE 10 - STOCK-BASED COMPENSATION

2008 Option Plan:

The Company’s Amended and Restated the 2008 Directors, Officers and Employees Stock Option Plan, which was originally approved by the stockholders at the annual general meeting of the Company held on December 5, 2007, and subsequently amended by the stockholders on July 23, 2008. This plan was established to enable the Company to attract and retain the services of highly qualified and experienced directors, officers, employees and consultants and to give such persons an interest in the success of the Company and its subsidiaries. The total number of shares currently authorized under the plan is 391,134. The options and awards will be granted at the discretion of the Board of Directors. Options issued under the plan that are deemed to be incentive stock options will be priced at not less than 100% of the fair market value of the common shares at the date of the grant, subject to certain limitations for 10 percent stockholders. The fair value of each option granted was estimated at the time of grant using the Black-Scholes option pricing model. There were no options granted during the nine months ended August 31, 2014 and 2015.

All the grants vest quarterly over a two year period and expire on the tenth anniversary of the grant date. The following table summarizes the stock option activities of the Company.

Number of options
Outstanding as of November 30, 2013	365,931
Granted	—
Exercised	—
Cancelled/forfeited	(33,897)
Outstanding as of November 30, 2014	332,034
Granted	—
Exercised	—
Cancelled/forfeited	(105,605)
Outstanding as of August 31, 2015	226,429

The stock-based compensation for the three and nine Months ended August 31, 2015 was $292 and $1,925, respectively (three and nine months ended August 31, 2014 - $2,051 and $9,747, respectively). The Company recorded this in selling, general and administrative expenses with the corresponding credit to additional paid-in capital.

NOTE 10 - STOCK-BASED COMPENSATION (CONTINUED)

2008 Option Plan (Continued)

As of November 30, 2014, the Company has a total of 332,034 options outstanding to purchase Common Stock held by employees, directors and advisory board members, of which 328,284 are vested and exercisable. All of these outstanding stock options have an exercise price above the average market price. As of November 30, 2014, the total fair value of the options granted to employees at the respective grant dates was $1,172,498, of which the unrecognized portion of $295 related to the unvested shares associated with these stock option grants will be recognized over a period of one year.

As of August 31, 2015, the Company has a total of 226,429 options outstanding to purchase Common Stock held by employees, directors and advisory board members, of which 226,429 are vested and exercisable. All of these outstanding stock options have an exercise price above the average market price. As of August 31, 2015, the total fair value of the options granted to employees at the respective grant dates was $787,256 of which the unrecognized portion of $nil related to the unvested shares associated with these stock option grants.

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

All the options granted under the 2012 Plan, vest yearly at the rate of one-third per year, starting on the first year anniversary of the grant date and expire on the fifth anniversary of the grant date. On August 5, 2014, vesting period was amended and all the options are fully vested and exercisable. The following table summarizes the stock option activities of the Company:

Outstanding as at November 30, 2013	100,000
Granted	—
Exercised	—
Cancelled/forfeited	—
Outstanding as of November 30, 2014 and August 31, 2015	100,000

The share-based compensation for the three months and nine months ended August 31, 2015 was $nil and $nil, respectively (three and nine months ended August 31, 2014 - $97,970 and $186,022, respectively). The Company recorded this in selling, general and administrative expenses with the corresponding credit to additional paid-in capital.

As of August 31, 2015, the Company has options outstanding to purchase a total of 100,000 shares of Common Stock at an exercise price of $3.94 per share, to its four independent directors and chief financial officer, all of which are currently outstanding and are vested and exercisable. All of these outstanding stock options have an exercise price equal to the fair market price on the date of grant. As of August 31, 2015, the total fair value of the options granted to the independent directors and chief financial officer at the respective grant dates was $292,174, all of which has been fully recognized as they are fully vested.

NOTE 11 - OTHER REVENUE

During the three and nine months ended August 31, 2015, the Company recognized $1,055 and $843,638, respectively (three and nine months ended August 31, 2014 - $11,261 and $31,682, respectively) as other revenue, mainly comprising of the Blenders Tax Credit (“BTC”) to applicable invoices issued to customers during fiscal 2014 amounting to $828,177. The accounts receivable as at August 31, 2015 include $161,292 relating to the BTC.

NOTE 12 - FAIR VALUE MEASUREMENTS, CONCENTRATIONS AND RISK

a) The Company’s cash and cash equivalents, which are carried at fair values, are classified as a level 1 financial instrument at November 30, 2014 and August 31, 2015.

b) The Company is exposed to the following concentrations of risk:

Major Customers

Two major customers comprised 99% and 79% of total revenue for the three and nine months ended August 31, 2015, respectively (three and nine months ended August 31, 2014 - two major customers comprised 77% and 72% of total revenue, respectively).

As at August 31, 2015, the accounts receivable balance from two major customers was $NIL and $185,486, respectively. (November 30, 2014: $24,306 and $24,194, respectively).

Major Vendors

The Company has an exclusive agreement to manufacture biodiesel processor equipment with a third party equipment manufacturer. During the three months and nine months ended August 31, 2015, the Company made purchases of $nil and $nil, respectively (three and nine months ended August 31, 2014 - $nil and $nil, respectively) from this equipment manufacturer. As of November 30, 2014 and August 31, 2015, the Company had accounts payable of $6,837 and $nil owing to this equipment manufacturer, respectively.

The Company’s purchases of feedstock oil and biodiesel from third parties for the three and nine months ended August 31, 2015 were $nil and $nil, respectively (three and nine months ended August 31, 2014 - $2,549,354 and $2,549,354, respectively).

As at November 30, 2014, the accounts payable balance to these two major vendors were $nil, and $6,398, respectively.

As at August 31, 2015, the accounts payable balance to these two major vendors were $nil and $nil, respectively.

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

The Company minimizes credit risk by routinely reviewing the credit risk of the counterparty to the arrangement and has maintained an allowance for doubtful accounts of $30,000 related to credit risk as at August 31, 2015 ($65,661 as at November 30, 2014), which is considered adequate.

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

Included in selling, general and administrative expenses are foreign currency gains for the three and nine months ended August 31, 2015 of $70,520 and $207,823, respectively (three and nine months ended August 31, 2014 of $2,822 and $33,031, respectively).

NOTE 12 - FAIR VALUE MEASUREMENTS, CONCENTRATIONS AND RISK (CONTINUED)

The Canadian dollar balances and exchange differences are as follows:

	CDN$	USD$ Historical	USD –August 31, 2015
Note 6: Term loan (“July 2013”) - Principal	$1,350,000	$1,299,915	$1,026,135
Note 17: Receivable from sale of equipment	275,000	227,083	227,083

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company has a working capital deficiency, and is exposed to this risk mainly in respect of its accounts payable and accrued liabilities (see note 1).

NOTE 13 - COMMITMENTS

Building Leases:

Methes Canada is a party to a lease agreement for the Mississauga facility and to a sublease agreement for a unit adjacent to its Mississauga facility. On September 28, 2012, the Company re-negotiated and renewed a combined five year lease term for both of these facilities starting from January 1, 2013 to December 31, 2017.

As at August 31, 2015, Methes Canada must pay in addition to other amounts, such as its pro rata share of taxes, the following amounts over the term of the lease:

Annual
Minimum Rent

Fiscal 2015	$27,546
Fiscal 2016	$110,182
Fiscal 2017	$110,182
Fiscal 2018	$9,182

Railroad Car Leases:

As at August 31, 2015, the Company is a party to the following lease agreements for railcars at its Sombra facility:

	Start Date	End Date	Term
Four railcars at $3,100 per month	August 1, 2013	July 31, 2018	60 months
Four railcars at $3,100 per month	April 1, 2013	March 31, 2018	60 months
Four railcars at $3,140 per month	December 1, 2011	November 30, 2016	60 months

Annual Minimum Rent

Fiscal 2015	$28,020
Fiscal 2016	$112,080
Fiscal 2017	$74,400
Fiscal 2018	$37,200

NOTE 14 - CONTRIBUTION AGREEMENTS WITH MINISTER OF NATURAL RESOURCES OF CANADA

Mississauga Facility:

In 2009, the Company entered into a Non-Refundable Contribution Agreement with the Minister of Natural Resources of Canada for the Mississauga facility under the ecoENERGY for Biofuels program. Under this agreement, as amended, the Company was eligible to receive up to $4,112,141 (CDN$5,410,000) in the years from 2009 to 2016 from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company. On December 24, 2014 the Natural Resources of Canada terminated the Contribution Agreement for the Mississauga facility as it was not being used to meet the minimum production requirement.

Since entering into the program to August 31, 2015, the Company has claimed and received total incentives of $1,458,286.

Sombra Facility:

In 2010, the Company applied for an incentive under the ecoENERGY for Biofuels program for its Sombra facility and was approved by the Canadian government. The final Contribution Agreement with the Minister of Natural Resources of Canada for the Sombra facility under the ecoENERGY for Biofuels program was signed by the Company and the Canadian Government on December 6, 2011. Under this agreement, as amended, the Company may receive a total of up to $3,800,500 (CDN$5,000,000) during program years 2015-2016 and 2016-2017, from the Canadian government in biodiesel production incentives when biodiesel is produced and sold. The contribution from the Canadian Government is non-refundable by the Company.

For the three and nine months ended August 31, 2015, the Company claimed incentives of $nil and $1,637 (three and nine months ended August 31, 2014 - $179,594 and $218,185). Since entering into the program to August 31, 2015, the Company has claimed total incentives of $904,473 and has received a total of $902,836.

Included in accounts receivable as at November 30, 2014 and August 31, 2015, is an amount receivable of $147,776 and $1,637, respectively, due from the Minister of Natural Resources of Canada.

NOTE 15 - SEGMENT INFORMATION

The Company reports a single operating segment, being a producer and seller of biodiesel fuel and biodiesel processing equipment.

Geographic segments:

The Company’s assets and operating facilities, other than cash and cash equivalents balances of $4,943 at November 30, 2014 and $123,776 at August 31, 2015, are all located in Canada. The Company services the majority of its customers in the United States. The Company derives its revenue geographically as follows:

	Three Months Ended August 31, 2014	Three Months Ended August 31, 2015	Nine Months ended August 31, 2014	Nine Months ended August 31, 2015
Revenue
United States	$2,137,870	$—	$2,708,390	$836,353
Canada	262,777	581,482	510,138	649,787

	$2,400,647	$581,482	$3,218,528	$1,486,140

NOTE 16 - INTEREST EXPENSE

Interest expense table as follows:

	Three Months Ended August 31, 2014	Three Months Ended August 31, 2015	Nine Months ended August 31, 2014	Nine Months ended August 31, 2015
Interest accrued on promissory notes	$43,100	44,933	$133,951	134,766
Interest paid on mortgage loan (Note 6)	44,250	31,605	131,817	97,304
Interest paid on vendor payables	6,401	13,882	116,561	10,007
Financing fees	3,107	7,208	8,604	15,453
	96,858	97,628	390,933	257,531
Interest income	—	10	147	18
Total expense	$96,858	$97,618	$390,786	$257,513

NOTE 17 - SALE OF EQUIPMENT

On March 25, 2015, the Company entered into an agreement with a Canadian client for the sale of the Denami 600 biodiesel processor located at its Mississauga facility and a PP-MEC pre-treatment system for a total sale price of $819,897 (CDN$1,025,000) and received an initial payment of $199,950 (CDN$250,000) from the purchaser. The agreement provides for the payment of the purchase price over five installments, commencing on the date of the agreement. The agreement also includes certain performance conditions from both parties including that the Purchaser may terminate the agreement if the equipment is not installed and operational. As at August 31, 2015, the Company is yet to receive a CDN$250,000 payment due on the completion of the installation and positive ASTM lab report of the PP-MEC pre-treatment system and the final CDN$25,000 payment within 12 months of receiving a positive ASTM lab report.

In the quarter ended August 31, 2015, the Denami 600 biodiesel processor was installed and became operational at the Canadian client’s premises. Accordingly, the Company recognized related revenue of $574,829 in the income statement.

As a result of this sale, the Company no longer has biodiesel production capacity at its Mississauga facility.

NOTE 18 - SUBSEQUENT EVENTS

On January 19, 2015, the Company signed a Technology Licensing Agreement (the “Agreement”) with a U.S. based entity (the “Licensee”). Licensee is no longer seeking to close that Agreement but alternatively is negotiating the purchase of two Denami 3000 processors from the Company for approximately $4 million. As of October 15, 2015, the parties have not yet entered into a binding agreement and negotiations are continuing.

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

ESO and Natural Polyol

We expect to start producing and offering ESO and natural polyol from our Sombra facility before the end of 2015. We believe that these two bio-based products will provide for much better margins than biodiesel. Some of the equipment at our Sombra facility are being adapted for the production of ESO and natural polyol with minimal capital expenditure. We believe that the demand for both ESO and natural polyol are increasing and now accounts for a combined market value in excess of one billion dollars in North America. Both ESO and natural polyol help address growing global demand for the replacement of non-sustainable products, with natural or “green” products across a wide range of industries. ESO can be used, among other things, in the production of polyvinyl chloride (PVC) plastics and natural polyol in the production of paints, coatings, moldings (cast plastic parts or items) as well as insulating foams.

Sale of Denami 600 and PP-MEC Pre-treatment System

In March 2015, we sold the Denami 600 biodiesel processor located at our Mississauga facility and a PP-MEC pre-treatment system to an Ontario based biodiesel producer. Upon completion of installation at the purchaser’s facility, the equipment will be the first fully operational Denami processor with a PP-MEC pre-treatment system. As a result of this sale, we no longer have biodiesel production capacity at our Mississauga facility, however, the purchaser has agreed to allow us to use its facility as a demonstration site to promote future sales of the Denami processors with the PP-MEC pre-treatment system.

On January 19, 2015, the Company signed a Technology Licensing Agreement (the “Agreement”) with a U.S. based entity (the “Licensee”). Licensee is no longer seeking to close that Agreement but alternatively is negotiating the purchase of two Denami 3000 processors from the Company for approximately $4 million. As of October 15, 2015, the parties have not yet entered into a binding agreement and negotiations are continuing.

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

During the nine months ended August 31, 2015, revenue from the sale of biodiesel was significantly reduced since our Sombra facility was idle due to lack of demand for biodiesel at favorable prices. Additionally, we sold the Denami 600 biodiesel processor located at our Mississauga facility in March 2015 and one of our main sources of revenue was from the Blenders Tax Credit (the “BTC”). On December 19, 2014, the BTC was reinstated retroactively to January 2014. During the nine months ended August 31, 2015, $828,177 of our revenues was attributable to the BTC, which represents our negotiated share of the BTC on applicable invoices issued to customers during fiscal 2014.

During the nine months ended August 31, 2015, we incurred a loss of $1,573,184, and had negative cash flow from operations of $1,381,164. Our Sombra facility is approved by the U.S. Environmental Protection Agency (“EPA”) as a Foreign Renewable Fuel Producer and as a result the biodiesel produced at this facility is eligible for export to the United States. Obtaining this approval from the EPA enables us to sell our biodiesel into the U.S., and provides our U.S. importers, including our U.S. wholly-owned subsidiary, the ability to generate Renewable Identification Numbers (“RINs”). RINs are used in the U.S. to track compliance with Renewable Fuel Standard 2 (“RFS2”) and are generated when a gallon of biodiesel is produced in or imported into the U.S.

Subsequent to the consummation of our initial public offering (“IPO”) on October 30, 2012, we have raised aggregate net proceeds of approximately $10.6 million from the sale of our equity securities including the following:

●	net proceeds of approximately $2.24 million from a private placement completed in December 2013;

●	net proceeds of approximately $125,000 (including, $25,000 of services rendered to us) from a private placement completed in January 2014;

●	net proceeds of approximately $5.05 million from a public offering completed in May 2014; and

●	net proceeds of approximately $1.1 million from the registered direct offering completed in July 2015.

Factors Influencing Our Results of Operations

The principal factors affecting our results of operations are as follows:

Biodiesel and feedstock price fluctuations

Biodiesel is a low carbon, renewable alternative to petroleum-based diesel fuel and is primarily sold to the end user after it has been blended with petroleum-based diesel fuel. Biodiesel prices have historically been correlated to petroleum-based diesel fuel prices. Accordingly, biodiesel prices have generally been affected by the same factors that affect petroleum prices, such as worldwide economic conditions, wars and other political events, OPEC production quotas, changes in refining capacity and natural disasters. Recently enacted government requirements and incentive programs, such as RFS2 and the BTC, which expired on December 31, 2014, have reduced this correlation, although it remains a significant factor in the market price of our product.

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

Dependence on significant customers

A large part of our revenue is generated from a few large customers. The sales to these customers are made at spot market prices, and we have no binding purchase agreements for our biodiesel, which could affect the consistency of our revenues. Potential customers for biodiesel regularly bid for biodiesel in the spot market at prices that are quoted on a daily basis. As a matter of convenience, we prefer to deal with customers with whom we have had a past relationship, although the specific customers to whom we sell have varied over time. The loss of one or more customers who have been among our largest customers historically would not have a material adverse effect on our business because we believe that a customer or customers could be replaced by one or more new customers regularly bidding for biodiesel, and we believe this will continue to be the case. For example, in the nine months ended August 31, 2015, 67% of our total revenue was from one major customer who was also our largest customer during the year ended November 30, 2014. This customer accounted for 60% of our total revenue during the same period in fiscal 2014.

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

Three and nine months ended August 31, 2014 compared to the three and nine months ended August 31, 2015

Revenue. Our total revenues for the three months ended August 31, 2014 and August 31, 2015 were $2,400,000 and $581,000, respectively, representing a decrease of $1,819,000 or 76%. Our total revenues for the nine months ended August 31, 2014 and August 31, 2015 were $3,218,500 and $1,486,000, respectively, representing a decrease of $1,732,500 or 54%. The reasons for this decrease are described below. Outlined below are the sales results for each of our sources of revenue for the three and nine month periods ended August 31, 2014 and August 31, 2015.

Biodiesel. Biodiesel sales for the three months ended August 31, 2014 and August 31, 2015, excluding government incentives, were $2,115,700 and $5,600, respectively, a decrease of approximately $2,110,100, or 99%. For the three months ended August 31, 2014 and August 31, 2015, our resales of biodiesel purchased from third party producers were $nil and $nil. Revenue from our internal production, excluding government incentives, for the three months ended August 31, 2014 and August 31, 2015 was $2,115,700 and $5,600, respectively, a decrease of $2,110,100 or 99%. For the three months ended August 31, 2014 and August 31, 2015, our average sales price per gallon for 100 percent biodiesel (“B100”) was $3.33 and $nil, respectively. Gallons sold for the three months ended August 31, 2014 and 2015 were 635,057 and nil gallons, respectively, a decrease of 100%.

Biodiesel sales for the nine months ended August 31, 2014 and August 31, 2015, excluding government incentives, were $2,741,000 and $52,800 respectively, a decrease of approximately $2,688,200 or 98%. For the nine months ended August 31, 2014 and August 31, 2015, our resales of biodiesel purchased from third party producers were $125,000 and $nil, respectively, a decrease of 100%. Revenue from our internal production, excluding government incentives, for the nine months ended August 31, 2014 and August 31, 2015 was $2,620,000 and $36,640, respectively, a decrease of $2,583,360 or 99%. For the nine months ended August 31, 2014 and August 31, 2015, our average sales price per gallon for 100 percent biodiesel (“B100”) was $3.54 and $5.46, respectively, an increase of $1.92 per gallon or 54%. Gallons sold for the nine months ended August 31, 2014 and 2015 were 773,586 and 6,709 gallons, respectively, a decrease of 766,877 gallons, or 99%.

During the three and nine months ended August 31, 2015, revenue from the sale of biodiesel was significantly reduced since our Sombra facility was idle during the three months ended August 31, 2015 due to lack of demand for biodiesel at favorable prices and we sold the Denami 600 biodiesel processor located at our Mississauga facility in March 2015.

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

In December 2014, the BTC was reinstated retroactively to January 1, 2014. Its reinstatement has had a positive effect on the biodiesel industry and on our financial results as we have been successful at negotiating for a share of the BTC to be paid back to us. During the nine months ended August 31, 2015, $828,177 of our revenue was attributable to the BTC, which represents our negotiated share of the BTC on applicable invoices issued to customers less discounts where applicable during fiscal 2014. There is no indication yet if the BTC will be reinstated for 2015 and beyond.

Feedstock. For the three months ended August 31, 2014 and August 31, 2015, feedstock sales were $52,300 and $nil, respectively, a decrease of $52,300, or 100%. For the nine months ended August 31, 2014 and August 31, 2015, feedstock sales were $148,600 and $3,400, respectively, a decrease of $145,200, or 98%. In the more recent period, with some variations in quantities, we were able to source additional feedstock as well as other products related to the production of biodiesel on the spot market that we resold immediately to our customers in Canada at a profit. We intend to continue with this strategy as opportunities arise to generate additional profit.

Glycerin. For the three months ended August 31, 2014 and August 31, 2015, Glycerin sales were $33,700 and $nil, respectively. For the nine months ended August 31, 2014 and August 31, 2015, Glycerin sales were $57,500 and $3,900, respectively, a decrease of $53,600, or 93%.

Government incentives. For the three months ended August 31, 2014 and August 31, 2015 we received $179,600 and $nil, respectively. This decrease was related to the decrease in the sales volume of biodiesel in the current quarter. For the nine months ended August 31, 2014 and August 31, 2015 we received $218,000 and $1,600, respectively, a decrease of $216,400, or 99%.

Equipment sales. For the three months ended August 31, 2014 and August 31, 2015 we generated $nil and $575,000, respectively. For the nine months ended August 31, 2014 and August 31, 2015 we generated $1,400 and $575,000, respectively. The revenue during the three months ended August 31, 2015 represents partial contract amount recognized on an equipment sale contract for a Denami 600 processor which was delivered and installed in the quarter at a third party customer’s plant.

Effective January 30, 2014, we entered into a sale and licensing agreement with an Aruba company pursuant to which they agreed to the purchase of a Denami 600 processor and license our software and monitoring system. We believe that the Denami 600 will be used for the local production of biodiesel in Aruba and is expected to be built and delivered to Aruba in fiscal 2016.

Royalties. For the three months ended August 31, 2014 and August 31, 2015 we received royalties of $8,100 and $nil, respectively. For the nine months ended August 31, 2014 and August 31, 2015 we received royalties of $19,500 and $6,000, respectively. Our customers own the Denami 600 processors, but license the software and monitoring system from us in exchange for an ongoing royalty payment of $0.11 per gallon of biodiesel produced by their Denami 600 processors.

Other. Other revenue for the three months ended August 31, 2014 and August 31, 2015 was $11,300 and $1,055, respectively. Other revenue for the nine months ended August 31, 2014 and August 31, 2015 was $31,700 and $843,700, respectively, an increase of $812,000. This increase is primarily due to the reinstatement of BTC during the nine months ended August 31, 2015. Its reinstatement has had a positive effect on the biodiesel industry and on our financial result as we have been successful at negotiating for a share of the BTC to be paid back to us.

Cost of goods sold. Our cost of goods sold for the three months ended August 31, 2014 and August 31, 2015 were $2,833,000 and $520,600, respectively, a decrease of $2,312,400, or 82%. Our cost of goods sold for the nine months ended August 31, 2014 and August 31, 2015 were $3,497,500 and $582,700, respectively, a decrease of $2,914,800, or 83%.

Biodiesel cost of goods sold decreased by $2.64 million to $nil, for the three months ended August 31, 2015 compared to the three months ended August 31, 2014. This decrease was primarily due to our Sombra facility being idle during the three months ended August 31, 2015 because of a lack of demand for biodiesel at favorable prices, and the sale of the Denami 600 biodiesel processor located at our Mississauga facility in March 2015.

Biodiesel cost of goods sold decreased by $3.16 million to $18,900, or 96%, for the nine months ended August 31, 2015 compared to cost of goods sold of $3.18 million for the nine months ended August 31, 2014. If the average feedstock price and the price paid for biodiesel purchased from other biodiesel producers in Canada remained constant for the three months ended August 31, 2015 compared to the same fiscal period in 2014, the decrease in gallons of biodiesel sold would have resulted in $3,153,950 decrease in the related biodiesel cost of goods sold. The decrease in average feedstock prices from the quarter ended August 31, 2014 to the end of the same period in 2015 resulted in $8,648 of the decrease in biodiesel cost of goods sold.

All other costs of goods sold, excluding biodiesel cost of goods sold, for the three months ended August 31, 2014 and August 31, 2015 were $189,967 and $520,600, respectively, and for the nine months ended August 31, 2014 and August 31, 2015 were $316,032 and $563,800, respectively.

Selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended August 31, 2014 and August 31, 2015, were $1.5 million and $687,300, respectively, a decrease of $812,700, or 54%. This decrease was mainly related to a decrease in salaries and wages of $312,400 as a result of layoffs, a decrease in professional fees of $48,700 as a result of a decrease in investor relations, a decrease in stock option expense of $99,700, a decrease in utilities of $78,000, decrease in equipment rent of $81,400 as a result of less railcar rentals, a decrease in lab and shop supplies of $34,000 and an increase in currency gain of $68,000.

Our selling, general and administrative expenses for the nine months ended August 31, 2014 and August 31 2015, were $4.4 million and $2.2 million, respectively, a decrease of $2.2 million, or 50%. This decrease was mainly related to a decrease in salaries and wages of $706,300 as a result of layoffs, a decrease in professional fees of $569,000 as a result of a decrease in investor relations consulting services, a decrease in utilities and office and general expenses of $223,700, a decrease in equipment rent of $211,300 as a result of less railcar rentals, a decrease in lab and shop supplies of $91,300 and an increase in currency gain of $174,800.

Other expenses and income. For the three months ended August 31, 2014 and August 31, 2015, we incurred interest expenses of $96,900 and $97,600, respectively. These amounts relate to accruals for interest expense associated with our outstanding loans. For the three months ended August 31, 2014 and August 31, 2015, we paid term loan interest of $44,249 and $31,605, respectively.

For the nine months ended August 31, 2014 and August 31, 2015, we incurred interest expenses of $390,800 and $257,500, respectively. These amounts relate to accruals for interest expense associated with our outstanding loans. For the nine months ended August 31, 2014 and August 31, 2015, we paid term loan interest of $ 131,818 and $97,304, respectively.

Income taxes. No income tax expense or benefit was recorded during the three and nine months ended August 31, 2014 and August 31, 2015 due to ongoing taxable losses. As of August 31, 2015, we were not subject to any uncertain tax exposures.

Net loss. For the three months ended August 31, 2015, our net loss decreased by $1.3 million resulting in a net loss of $724,000 from a net loss of $2.03 million for the three months ended August 31, 2014. The decrease in net loss for the three months ended August 31, 2015 was primarily due to decrease of $812,700 of selling, general and administrative expenses.

For the nine months ended August 31, 2015, our net loss decreased by approximately $3.5 million, resulting in a net loss of $1,573,000 from $5.08 million for the nine months ended August 31, 2014. The decrease in net loss for the nine months ended August 31, 2015 was primarily due to the $2.2 million decrease in selling, general and administrative expenses and $1.18 million increase in gross profit as a result of the reinstatement of BTC during the nine months ended August 31, 2015.

Liquidity and Capital Resources

Sources of liquidity. Since inception, a significant portion of our operations was financed through the sale of our capital stock. At November 30, 2014 and August 31, 2015, we had cash and cash equivalents of $65,649 and $353,664, respectively.

Subsequent to the consummation of our IPO on October 30, 2012, we have raised aggregate net proceeds of approximately $10.6 million from the sale of our equity securities including the following (also, see note 9 of the unaudited condensed consolidated financial statements elsewhere in this report):

●	net proceeds of approximately $2.24 million from a private placement completed in December 2013;

●	net proceeds of approximately $125,000 (including, $25,000 of services rendered to us) from a private placement completed in January 2014;

●	net proceeds of approximately $5.05 million from a public offering completed in May 2014; and

●	net proceeds of approximately $1.1 million from the registered direct offering completed in July 2015.

On August 28, 2014, we entered into a feedstock credit facility with a major provider of credit to the renewable fuels industry (the “Lender”), which will provide us all the feedstock that is required to run at full current capacity and allow us to fulfill future orders for biodiesel from customers that have been approved by the credit department of the Lender (the “Feedstock Credit Facility”). The facility bears interest at 5% per annum. The facility will initiate upon payment by us of a $400,000 deposit that is required as collateral for the feedstock. As at August 31, 2015, the deposit had not been made.

On January 19, 2015, the Company signed a Technology Licensing Agreement (the “Agreement”) with a U.S. based entity (the “Licensee”). Licensee is no longer seeking to close that Agreement but alternatively is negotiating the purchase of two Denami 3000 processors from the Company for approximately $4 million. As of October 15, 2015, the parties have not yet enter into a binding agreement and negotiations are continuing.

On March 25, 2015, we entered into an agreement with a Canadian purchaser for the sale of the Denami 600 biodiesel processor located at our Mississauga facility and a PP-MEC pre-treatment system and received an initial payment of $199,950 (CDN$250,000) from the purchaser. The agreement provides for the payment of the purchase price over five installments, commencing on the date of the agreement. On April 23, 2015, an additional $163,560 (CDN$200,000) was received in regards to the equipment sale. On June 26 and August 5, 2015, additional payments of $121,725 (CDN$150,000) and $113,805 (CDN$150,000) were received in regards to the equipment sale. As at August 31, 2015, we are yet to receive CDN$250,000 payment due on the completion of the installation and positive ASTM lab report of the PP-MEC pre-treatment system and the final CDN$25,000 payment within 12 months of receiving a positive ASTM lab report.

On June 29, 2015, we consummated a registered direct offering with select institutional investors for the issuance and sale of an aggregate of 2,300,000 shares of Common Stock and warrants to purchase up to an additional 1,781,292 shares of our Common Stock (the “Offering”). The Common Stock and warrants were sold in units (each a “Unit”), with each Unit consisting of one share of Common Stock and a warrant to purchase 0.7745 of one share of Common Stock at an exercise price of $0.882 per share of Common Stock (“Warrant”). Each Warrant will be exercisable on January 1, 2016 and has a term of 5.5 years. Gross proceeds from the Offering were $1,250,050. The net proceeds to the Company from the Offering, after deducting fees and estimated offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants, were approximately $1.1 million.

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

Cash flow. The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended August 31, 2014 and August 31, 2015:

	(Amounts rounded to nearest thousands) Nine Months ended August 31 and August 31
	2014	2015
Net cash flows used in operating activities	$(5,108)	$(1,381)
Net cash flows (used in) provided by investing activities	(115)	520
Net cash flows provided by financing activities	5,553	1,149
Net change in cash and cash equivalents	330	288
Cash and cash equivalents, end of period	$504	$354

Operating activities. Net cash used in operating activities was $5.11 million for the nine months ended August 31, 2014. For the nine months ended August 31, 2014, the net loss was $5.08 million, which includes total non-cash items for depreciation, amortization, stock compensation expense, unrealized foreign exchange gain, deferred financing fees amortization, accrued interest, bad debts, issuance of common stock for services and unrealized loss on call options of $1.16 million. The net cash used in operating activities included a net working capital increase of $1.2 million. The working capital increase was a result of a decrease in accounts payable and accrued liabilities of $1.77 million and increase in inventories of $49,670 offset by decreases in accounts receivable of $456,377, deposit and employee loan of $34,493 and customer deposits of $144,002.

Net cash used in operating activities was $1.38 million for the nine months ended August 31, 2015. For the nine months ended August 31, 2015, the net loss was $1.57 million which includes total non-cash items for depreciation, amortization, stock compensation expense, unrealized foreign exchange gain, amortization, accrued interest, bad debts, issuance of common stock warrants to an investor and issuance of common stock for services of $349,365. The net cash used in operating activities included a net working capital increase of $157,345. The working capital increase was a result of a decrease in accounts payable of $34,838, increase in prepaid expenses and deposits of $13,648, decrease in customer deposits of $137,039 and increase in inventories of $23,949 offset by a decrease in accounts receivable of $52,129.

The net result was cash used in operations of $1.38 million. Our current operating cash requirement is approximately $232,000 per month. However, once we commence production of ESO and Natural Polyol as well as the sale of equipment and PP-MEC catalyst, we expect to generate positive cash flow from operations.

Investing activities. Net cash used in investing activities for the nine months ended August 31, 2014 was $114,507, consisting of additions to property, plant and equipment amounting to $90,027, mainly representing costs related to our Sombra facility and purchase of call options amounting to $24,480. Net cash provided by investing activities for the nine months ended August 31, 2015 was $519,989, representing proceeds from the sale of the Denami 600 equipment.

Financing activities. Net cash provided by financing activities for the nine months ended August 31, 2014 was $5.55 million, which mainly included issuance of common stock/units under private placement, net of issuance costs of $1.21 million and issuance of common stock under public offering of $5.6 million offset by payment of financing from credit facility of $1.02 million. Net cash provided by financing activities for the nine months ended August 31, 2015 was $1.15 million, which mainly consisted of issuance of the Units in the Offering.

As at August 31, 2015, due in large part to the funds spent to develop and build our Sombra facility as well as minimal sales of biodiesel, we had an accumulated deficit of $23,788,599 and significant losses and negative cash flows from operations in prior periods. Further, our Sombra facility is now idle because of lack of demand for biodiesel at favorable prices. When put back into commercial production, we anticipate that our Sombra facility will generate positive cash flow from operations and will operate profitably once a sufficient level of commercial operations is achieved. However, there is uncertainty that this will occur in the near future so as to enable us to meet our obligations as they come due. As a result, there is substantial doubt regarding our ability to continue as a going concern. We may require additional financing to fund our operations, which may not be available at acceptable terms if at all. During the nine months ended August 31, 2015, we sold the Denami 600 biodiesel processor located at our Mississauga facility and a PP-MEC pre-treatment system, as described in sources of liquidity above. We plan on utilizing the existing feedstock credit facility once our Sombra facility recommences commercial operations. In addition, we expect to start producing and offering ESO and natural polyol from our Sombra facility before the end of 2015.

Capital Expenditures. We have expended $8.47 million to purchase our Sombra facility, retrofit that facility and equip it so it can begin full scale production of biodiesel. These funds were expended as follows: $2.03 million for the original purchase price of the facility; $1.56 million for the costs of retrofitting and $4.88 million for Denami 3000 processors, storage tanks and other production equipment. The funds used to purchase and complete the Sombra facility were provided by the cash proceeds from sale of our equity securities, monies borrowed from a stockholder and a term loan.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Form of Warrant issued in the registered direct offering consummated on July 1, 2015(1)

10.1	Extension Agreement extending the term of the July 2013 Facility to July 1, 2016(2)

10.2	Form of Securities Purchase Agreement, dated as of June 29, 2015, between Methes Energies International Ltd and each of the Purchasers (as defined therein)(1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Filed herewith.

** Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

(1) Filed as an exhibit to our Current Report on Form 8-K on July 1, 2015 and incorporated herein by reference.

(2) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Methes Energies International Ltd.

Dated: October 15, 2015	/s/ Michel G. Laporte
Michel G. Laporte, Chief Executive Officer
(Principal Executive Officer)

Dated: October 15, 2015	/s/ Edward A. Stoltenberg
Edward A. Stoltenberg, Chief Financial Officer
(Principal Financial Officer)

